Form 10-Q
period 2008-06-30
AMERELITE SOLUTIONS, INC.
filed 2008-08-19
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commision File Number: _____________________

AMERELITE SOLUTIONS™, INC.

 (Name of small business issuer in its Charter)

Nevada	76-0766174
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

3122 W. Clarendon Ave.
Phoenix, AZ 85017

(Address of Principal Executive Offices)

602-233-0540

(Registrant’s Telephone Number including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.   Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 04, 2008:
8,533,297 of common stock
550,000 of preferred stock

AmerElite Solutions, Inc.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets
(Unaudited)

		December 31,
	June 30,	2007
	2008	(Audited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$1,123	$7,128
Accounts Receivable	331	775
Accrued Interest Receivable	-	-
Inventory	22,033	22,141

Total Current Assets	23,487	30,044

Fixed Assets:
Furniture and Equipment, net	11,108	13,775
Other Assets:
Formula and Rights	400,000	400,000
Trademarks, Trade Names	13,054	13,054
Deposits	1,135	1,135

Total Assets	$448,784	$458,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$276,532	$92,831
Accrued Payroll	70,000	70,000
Accrued Interest Payable	-	-
Notes Payable	2,500	2,500

Total Current Liabilities	349,032	165,331

Total Liabilities	349,032	165,331

Stockholders' Equity

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding on June 30, 2008 and December 31,
2007 is 550,000 and (0) zero respectively	550	550

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
outstanding on June 30, 2008 and December 31,
2007 is 8,665,247 and 8,665,247 respectively	10,831	10,831

Additional Paid-in Capital	2,478,156	2,478,156
Subscriptions (Receivable)/Cash Receipts	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(2,313,559)	(2,120,634)

Total Stockholders' Equity	99,752	292,677

Total Liabilities and Stockholders' Equity	$448,784	$458,008

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					July 26, 1994
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008
Revenue	$170	$5,444	$830	$15,054	$19,952

Total Revenue	170	5,444	830	15,054	19,952

Cost of Goods Sold	75	1,398	331	3,029	4,529

Gross Profit	95	4,046	499	12,025	15,423

Operating Expenses
Salaries and Wages	70,000	88,261	140,000	133,604	632,198
General and Administrative	18,520	56,511	31,267	45,488	396,914
Professional and Consulting	4,317	14,496	22,158	91,800	496,216
Product Development	-	-	-	-	84,851
Marketing	-	8,980	-	27,904	289,551
Investor Relations	-	-	-	-	465,672

Total Expenses	92,837	168,248	193,425	298,796	2,365,402

(Loss) from Operations	(92,742)	(164,202)	(192,926)	(286,771)	(2,349,979)

Other Income/(Expense)
Other Income	-	-	-	-	4,517
Interest Income	-	5,035	-	10,061	45,173
Interest Expense	-	(6,033)	-	(11,385)	(13,217)

Total Other Income/(Expense)	-	(998)	-	(1,324)	36,473

Net Income/(Loss) Before Income Taxes	(92,742)	(165,200)	(192,926)	(288,095)	(2,313,506)

Income Taxes	-	-	-	-	(53)

Net Income/(Loss)	$(92,742)	$(165,200)	$(192,926)	$(288,095)	$(2,313,559)

Basic (Loss) per Share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted Average Number of Common Shares	8,665,247	$5,442,416	8,665,247	5,442,416

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Stockholders' Equity
(Unaudited)

Inception 26-Jul-1994 to 30-Jun-2008

							(Deficit)
							Accumulated
						Stock	During
	Preferred Stock		Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, Inception July 26, 1994	-	$-	-	$-	$-	$-	-	$-

Common Shares issued to founders
26-Jul-1994 @ $0.00125 per share			2,080,000	2,600	-			2,600

Common Shares issued for services
26-Jul-1994 @ $0.00125 per share			80,000	100	-			100

Net (Loss)							(49,500)	(49,500)

Balance, December 31, 1994	-	-	2,160,000	2,700	-	-	(49,500)	(46,800)

Common Shares issued for Cash on
29-Jun-1995 @ $1.25 per share			80,000	100	49,900			50,000

Net (Loss)							(181,369)	(181,369)

Balance, December 31, 2004	-	-	2,240,000	$2,800	$49,900	$-	(230,869)	$(178,169)

Common Shares issued for Cash on
3-May-05 @ $0.50 per share			200,000	250	99,750	(85,000)		15,000

Common Shares issued to purchase
Assets on 11-May-05 @ $0.50			800,000	1,000	399,000			400,000

Common Shares issued for Cash on
21-Jul-05 @ $1.00 per share			250,000	313	249,687	(250,000)		-

Common Shares issued for Service
on 13-Oct-05 @ $0.83 per share			370,000	462	443,538			444,000

Common Shares returned and cancelled
on 13-Oct-05 @ $0.83 per share			(50,000)	(63)	(59,937)			(60,000)

Net (Loss)							(483,422)	(483,422)

Balance, December 31, 2005	-	-	3,810,000	4,762	1,181,938	(335,000)	(714,291)	137,409

Common Shares issued for Service on
27-Jan-06 @ $0.683 per share			205,000	256	139,744			140,000

Common Shares issued for employee
Compensation on 27-Jan-06 @ $0.60			327,500	410	196,090			196,500

Statements of Stockholders' Equity - continued

Common Shares issued for Service
on 8-May-06 @ $0.828 per share			20,360	25	16,835			16,860

Common Shares issued for Service
on 14-Jul-06 @ $0.312 per share			410,000	513	127,487			128,000

Common Shares issued for Service
on 17-Jul-06 @ $0.50 per share			500,000	625	249,375			250,000

Common Shares issued for Service
on 8-Nov-06 @ $0.50 per share			30,000	37	14,963			15,000

Net (Loss)							(936,760)	(936,760)

Balance, December 31, 2006	-	-	5,302,860	6,628	1,926,432	(335,000)	(1,651,051)	(52,991)

Common Shares issued for Service
on 24-Jan-07 @ $0.33 per share			160,000	200	52,800			53,000

Cash Received on Subscriptions						258,774		258,774

Preferred Shares issued for Officer
compensation on 20-Feb-07 @ $0.30	250,000	250			74,750			75,000

Common Shares issued for employee
compensation on 3-Jul-07 @ $0.10			900,000	1,125	88,875			90,000

Common Shares issued for Service
on 3-Jul-07 @ $0.10 per share			550,000	688	54,312			55,000

Preferred Shares issued for Officer
compensation on 3-Jul-07 @ $0.10	300,000	300			29,700			30,000

Common Shares issued for Service
on 10-Jul-07 @ $0.03 per share			500,000	625	14,375			15,000

Common Shares issued for Service
on 24-Jul-07 @ $0.167 per share			360,000	450	59,550			60,000

Common Shares issued to Retire Debt
on 24-Jul-07 @ $0.199 per share			892,387	1,115	177,362			178,477

Net (Loss)							(469,582)	(469,582)

Balance, December 31, 2007	550,000	550	8,665,247	10,831	2,478,156	(76,226)	(2,120,633)	292,678

Net (Loss)							(192,926)	(192,926)

Balance, June 30, 2008	550,000	$550	8,665,247	$10,831	$2,478,156	$(76,226)	$(2,313,559)	$99,752

The Company was inactive from 1995 to 1997 and again from 1999 through 2004, the company has summarized the accumulated deficit for those periods in these statements.

On April 16, 1997 the company executed an 8:1 forward stock split and on December 8, 2006 the company executed a 10:1 reverse stock split that have been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

					July 26, 1994
	Six Months Ended		Three Months Ended		(Inception)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008
Operating Activities
Net Loss	$(192,926)	$(288,095)	$(92,742)	$(165,200)	$(2,313,559)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	-	-	-	1,511,060
Depreciation and Amortization	2,667	2,666	2,667	1,333	9,332
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	444	(1,886)	444	(1,633)	(331)
(Increase)/Decrease in Interest Receivable	-	27,436	-	739	-
(Increase)/Decrease in Inventory	108	(3,823)	108	569	(22,033)
(Increase)/Decrease in Deposits	-	-	-	3,373	(1,135)
Increase/(Decrease) in Accounts Payable	183,702	(9,598)	183,702	35,111	276,534
Increase/(Decrease) in Accrued Liabilities	-	35,874	-	80,250	70,000

Net Cash (Used) by Operating Activities	(6,005)	(237,426)	94,179	(45,458)	(470,132)

Investment Activities
Investment in Trademarks and Trade Names	-	(2,100)	-	(900)	(13,054)
Purchase of Equipment	-	(440)	-	1	(20,441)

Net Cash (Used) by Investment Activities	-	(2,540)	-	(899)	(33,495)

Financing Activities
Proceeds from Loans	-	63,233	-	24,110	349,709
(Repayments) of Loans	-	-	-	-	(168,732)
Proceeds from the Sale of Stock	-	128,000	-	-	323,773

Net Cash Provided by Financing Activities	-	191,233	-	24,110	504,750

Net Increase / (Decrease) in Cash	(6,005)	(48,733)	94,179	(22,247)	1,123

Cash, Beginning of Period	7,128	53,092	7,128	26,606	-

Cash, End of Period	$1,123	$4,359	$101,307	$4,359	$1,123

Supplemental Information:
Interest Paid	$-	$5,352	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$128,000	$-	$-	$1,511,060
Stock Issued to Convert Debt	$-	$-	$-	$-	$178,477
Stock Issued to Acquire Assets	$-	$-	$-	$-	$400,000

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(June 30, 2008 and December 31, 2007)

NOTE 1.                      GENERAL ORGANIZATION AND BUSINESS

AmerElite Solutions, Inc. (the Company) was originally incorporated in the state of Nevada July 26, 1994 as ABC Home Care Specialists, Inc.  The Company was unable to raise sufficient operating capital and became inactive.  On May 5, 1997 the Company changed its name to Global Wireless & Digital Corporation for the purpose of acquiring companies in the wireless and digital industries.  The Company again became non-operational from 1999 to 2004 because its business plan failed to develop.  During 2004 the Company was restored to “good standing” with the state of Nevada and with the acquisition of certain assets and a change of control the Company on May 18, 2005 changed its name to AmerElite Solutions, Inc.

On May 11, 2005, the Company purchased Collamin_G™, a newly discovered anti-wrinkle product, which has become the proprietary ingredient for a premium skin care under the brand name “CollagenFusion™”.  The purchase of Collamin_G™ included the formulation with all domestic and international rights and title to this product.  To protect its intellectual property; the Company has instituted a Trade Secret program to protect the Collamin_G™ formulary and process.

The Company will promote its “CollagenFusion™” line of products through an intense, direct response-advertising program.  The Company plans to maximize revenues by controlling research and development, manufacturing and distribution of all of its products.

NOTE  2.                     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Financial Statement Presentation

The balance sheet presentation herein includes all assets and liabilities at historical cost.  The Company is currently in the developmental stage and has capitalized product development costs and marketing costs as prepaid expenses.  The Company has previously issued shares of its common stock in exchange for certain services rendered.  The cost of these services has been expensed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Inventory

Inventories are stated at the lower of cost or market.  Costs for ingredients, labels and containers are determined by specific identification.  Costs for finished goods are determined by average cost by product.

As of June 30, 2008 and December 31, 2007, inventory consisted of the following:

	2008	2007
Raw Material	$14,096	$14,096
Finished Goods	7,383	7,524
Packaging	554	521

Total	$22,033	$22,141

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(June 30, 2008 and December 31, 2007)

NOTE  2.                     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Earnings (Loss) Per Share

Earnings (loss) per share are provided in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128) “Earnings Per Share”.  Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, which if exercised or converted into common stock would then share in the earnings of the Company.

During the year ended December 31, 2007 the Company issued 550,000 shares of preferred stock that are each convertible to two shares of common stock on the second anniversary of their issue.   These common stock equivalents were not included in the computation of loss per share for June 30, 2008 as the effect would be anti-dilutive.

Furniture and Equipment

The cost of furniture, equipment and computer hardware and software is depreciated over the estimated useful lives of the related assets.

·	Office furniture and equipment	5 years
·	Computer hardware and software	3 years

Depreciation is computed on the straight-line method for both financial reporting and for income tax purposes.

As of June 30, 2008 and December 31, 2007, fixed assets consisted of the following:

	2008	2007
Office Furniture and Equipment	$10,000	$10,000
Computer Hardware and Software	10,441	10,441

Subtotal	20,441	20,441
Less:
Accumulated Depreciation	(9,333)	(6,666)

Total Furniture and Equipment	$11,108	$13,775

Formula and Rights

On May 11, 2005, the Company purchased Collamin G™, a newly discovered anti-wrinkle product, which has become the proprietary ingredient for a premium skin care under the brand name “CollagenFusion™”.  The purchase of Collamin_G™ included the formulation with all domestic and international rights and title to this product.  To protect its intellectual property; the Company has instituted a Trade Secret program to protect the Collamin_G™ formulary and process.

The rights to Collamin G™ were acquired by the Company through the issue of 800,000 common shares at the market price of $0.50 per share or $400,000.

The skin wellness and beauty industry states that these types of products have a 10 to 15 year useful life.  Accordingly, the Company will amortize costs associated with the acquisition of the Collamin G™ formula and rights on a straight-line basis over a period of 10 years beginning with the period in which the Company introduces and achieves sales of products containing this ingredient.

With regards to Formula and Rights, the Company follows the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.  The Company’s policy is to test for potential impairment annually or whenever circumstances indicate a significant change of value may have occurred.  Impairment is determined using estimated future cash flows from sales of products using the Formula and Rights. The Company has made no provision for impairment of Formula and Rights as of December 31, 2007 as it believes future cash flows exceed the cost. The factors considered is estimating future cash flows were the demand for skin care and beauty products, the commencement of products sales during 2007, the availability of inventory and the implementation of the marketing plan. The Company assumed that market penetration anticipated by its advertising consultants will be reached based upon the availability of the anticipated advertising funds. The Company estimates positive cash flows from operations within 2 years from December 31, 2007. However, future impairments may occur if the Company is unsuccessful in achieving its cash flow assumption.

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(June 30, 2008 and December 31, 2007)

NOTE  2.                     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Trademarks, Trade Names and Copyrights

Costs for the establishment of trademarks, trade names and copyrights of various products and ingredients in the CollagenFusion™ line of products are being capitalized as incurred.

The Company will amortize these costs on a straight-line basis over an industry standard of 10 years.  The Company will begin amortization when it becomes operational by the introduction and sale of the associated product.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs of $23,404 and $261,647 during the years ended December 31, 2007 and 2006 , respectively.  No advertising costs have been incurred during the quarters ended June 30, 2008.

NOTE 3.                      RESTATEMENT OF DECEMBER 31, 2007 FINANCIALS

The Company restated its December 31, 2007 financial statements to account for $18,455 previously reported as prepaid expense.  The company reclassified $10,660 to retained earnings for the $5,809 marketing expense and $4,851 product development expense from 2006 as listed in the above paragraph.  The company also reclassified $7,795 to Materials Inventory (Raw Materials) for product labels incorrectly classified as prepaid expense.  Prepaid Expenses was thereby reduced by $18,455 and Retained Earnings increased by $10,660, and Materials Inventory increased by $7,795.

The Company also restated its December 31, 2007 Statement of Cash Flows to remove the $178,477 non cash repayment of loans and account for only the $168,732 cash repayments of loans.

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(June 30, 2008 and December 31, 2007)

NOTE 4.                      GOING CONCERN:

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated losses of $2,313,559 as of June 30, 2008 and negative working capital (current assets minus current liabilities) of $325,545.  The Company’s ability to continue in existence is dependent upon its ability to raise funds for its direct response-marketing program.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has decreased its rate of net loss from $926,100 during the year ended December 31, 2006 to $469,583 during 2007 and has also decreased its negative working capital from $212,378 at the end of 2006 to $135,287 at the end of 2007.

Management’s plan is to raise capital by offering shares of its common stock, $.00125 par value, on a best efforts basis to accredited investors only, pursuant to the exemption from registration contained in Section 4(2) and Regulation D adopted under the Securities Act of 1933 as amended.

Management plans to begin marketing and become fully operational during the year 2008.

NOTE 5.                      NOTES PAYABLE

As of June 30, 2008 and December 31, 2007, notes payable consisted of the following:

	2008	2007
Demand Note, non-interest bearing	2,500	2,500

Total Notes Payable	$2,500	$2,500

NOTE 6.                      PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $738,491, which is calculated by multiplying a 35% estimated tax rate by the items making up the deferred tax account, the estimated NOL through December 31, 2007of $2,109,974. The total valuation allowance is a comparable $738,491.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the years ended December 31, 2007 and 2006.

December 31,	2007	2006
Deferred Tax Asset	$164,354	$324,135
Less: Valuation Allowance	(164,354)	(324,135)
Net Current Deferred Tax Asset	$0	$0

Below is a chart showing the federal net operating losses and the years in which they will expire:

Year	Amount	Expiration
1994	$49,500	2014
2004	181,369	2024
2005	483,422	2025
2006	926,100	2026
2007	469,583	2027
Total NOL	$2,109,974

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(June 30, 2008 and December 31, 2007)

NOTE 7.                      STOCKHOLDERS’ EQUITY

Preferred Stock

On January 10, 2007 as allowed by the Company’s Amended Articles of Incorporation, the Board of Directors adopted a Certificate of Designation of Class A Convertible Preferred Stock with 2,000,000 shares authorized at a par value of $.001 per share.  The Class A Convertible Preferred Stockholders shall be entitled to ten (10) votes for each share of Class A Stock held.

This Preferred Stock shall have the right to be converted at anytime after two (2) years from the date of issuance into two (2) shares of Common Stock. With respect to rights on Liquidation, the Class A Convertible Preferred Stock shall rank senior and prior to the Corporations’ common stock and will receive payment upon liquidation in an amount of $10.00 per share.  The holders of shares of the Class A Convertible Preferred Stock have no dividend rights except as may be declared by the Board of Directors.

The Company issued 550,000 preferred shares during 2007 in the following transactions:

•	On February 20, 2007 the Company issued 250,000 Class A preferred shares at a value of $0.30 per share to an officer for compensation.

•	On July 3, 2007 the Company issued 300,000 Class A preferred shares at a value of $0.10 per share to an officer for compensation.

Common Stock

The Company is authorized 20,000,000 common shares at a par value of $0.00125 per share.

On July 26, 1994 the Company issued 2,080,000 common shares to its founders at par value of $0.00125 per share.

On December 8, 2006 the Company executed a 10:1 reverse stock split reducing its outstanding shares from 53,528,600 to 5,532,860.  The impact of the reverse split has been retroactively applied to these statements.

As of December 31, 2005 the Company had issued and outstanding 3,810,000 post-split shares of common stock and subscriptions receivable of $335,000.

The value of all stock issued by the company is based on the current market price per share on the day the shares was authorized to be issued not the day they were actually issued.

The Company issued 1,492,860 post-split common shares during 2006 in the following transactions:

•
On January 27, 2006 the Company issued 205,000 common shares at $0.683 per share for services valued at $140,000 and 327,500 common shares at $0.60 per share for employee compensation valued at $196,500.

•	On May 8, 2006 the Company issued 20,360 common shares at $0.828 per share for services valued at $16,860.

•	On July 14, 2006 the Company issued 410,000 common shares at $0.312 per share for services valued at $128,000.

•	On July 17, 2006 the Company issued 500,000 common shares at $0.50 per share for services valued at $250,000.

•	On November 8, 2006 the Company issued 30,000 common shares at $0.50 per share for services valued at $15,000.

The Company received cash payments on subscriptions receivable in the amount to $258,774 and issued 3,362,387 common shares during 2007 in the following transactions:

•	On January 24, 2007 the Company issued 160,000 post-split common shares at $0.33 per share for services valued at $53,000

•	On July 3, 2007 the Company issued 900,000 common shares at $0.10 per share for employee compensation valued at $90,000 and 550,000 common shares at $0.10 per share for services valued at $55,000.

•	On July 10, 2007 the Company issued 500,000 common shares at $0.03 per share for services valued at $15,000.

•	On July 24, 2007 the Company issued 360,000 common shares at $0.167 per share for services valued at $60,000 and 892,387 common shares at $0.199 per share to retire debt in the amount of $178,477.

The Company valued the stock issued at the market price on the date issued.

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(June 30, 2008 and December 31, 2007)

NOTE  8.                     RELATED PARTY TRANSACTIONS

On May 11, 2005 the controlling shareholder sold the company an anti-aging/anti-wrinkle skin care product known as Collamin G™ and all associated items in exchange for 800,000 shares of the Company’s common stock.

NOTE  9.                     COMMITMENTS

In February 2008 the Company leased its corporate offices under an operating lease expiring in March 31, 2010.  The minimum future rental payments under this non-cancelable operating lease through its termination date are approximately $20,930 per year.  The Company has spoken with the landlord and has been verbally assured that it will be able to extend this operating lease.

NOTE  10.                   LITIGATION

The Company was a defendant for alleged breach of contract in a lawsuit filed by its production company, who produced a television infomercial for the marketing of its products.  The suit has been resolved with an out of court settlement, wherein the Company was paid a sum of $6,000 and has been provided the full master footage that was produced by the vendor.  The Superior Court of the State of Arizona in and for the County of Maricopa has signed an order to dismiss this suit with prejudice in accordance with a joint motion and stipulation.

NOTE  11.                   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-160 and their effect on the Company.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(June 30, 2008 and December 31, 2007)

NOTE  11.                   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141, Business Combinations.  This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.

Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the noncontrolling or minority interest.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 12.                    SUBSEQUENT EVENTS

During the years ended December 31, 2005 and December 31, 2006 the Company issued a total of 950,000 unrestricted shares of its common stock in three exempt transactions under Rule 504 of Regulation D and accepted subscription notes as the original consideration.  Some payments have been made against those notes.  The Company is in the process of collecting from the original investor all the unrestricted shares for cancellation.  In return, the Company will issue an equal number of restricted shares thereby eliminating the original issue under the Rule 504 exemption.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is a discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2008 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

This report on Form 10-Q contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements.  Forward-looking statements generally are accompanied by words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans” and similar statements and should be considered uncertain and forward-looking.  Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause such results to differ materially from the results discussed in such forward looking statements include, without limitation; uncertain continued ability to meet our operational needs in view of continued severe ongoing working capital constraints; need for substantial additional capital to fully implement our plan of operations; no assurances of and uncertainty of profitability; no assurances of the Company’s ability to effect sufficient product sales so as to maintain exclusivity in certain territorial markets, the result of which could materially adversely effect the Company’s results of operations; need for additional management, sales and marketing personnel, which is contingent upon our receipt of additional capital; competition from companies having substantially greater financial, marketing and other resources than the Company, including name and brand recognition; the impact of competitive services and pricing; changing consumer tastes and trends; and the legal, auditing and administrative cost of compliance associated the Sarbanes Oxley Act.

Many of such factors are beyond out control.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward looking statements.  In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements in this report will in fact occur.  All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section.  We undertake no obligation to update any such forward-looking statements.

Overview

AmerElite Solutions, Inc. is a development stage company with limited operations and revenues to date, limited financial backing and its assets are predominately intangible.   The current stage of our Business Plan  is to establish ourselves as a company that has developed and manufactured and is attempting to obtain financing so that it can market and sell the CollagenFusion™ Premium Skin Care Collection.  Distribution will initially be based on direct response and Internet based advertising campaign.  As a follow up, we plan to introduce CollagenFusion on a kiosk program in high traffic, regional shopping centers across the country.  We are planning to target the rapidly growing baby boomers generation offering a full spectrum of skin care products designed to naturally improve skin wellness and provide anti-aging properties.  These markets continue to expand with double-digit annual growth.

At December 31, 2007 & 2006 the Company had Subscriptions Receivable of $0 and $209,000 respectively.  Subscriptions Receivables are the amounts due to the Company from sales of its stock.  In July 2007 in an effort to reduce its debt, the Company agreed with Oakpoint Distributors, Inc. to offset $250,000 of its Notes Payable against its Subscriptions Receivable which was owed to the Company by this same creditor.  As part of the same agreement, the Company paid the remaining balance of its Notes Payable plus interest by issuing 892,387 shares of its restricted common stock to Oakpoint Distributor, Inc.  As of December 31, 2007 the balance of Subscriptions Receivable due the Company was $0. On that same date the balance due of the Company’s Notes Payable was $2,500.  Currently the Company has an average of $4,000 per month in costs and expenses.  The Company’s President has made arrangements to borrow these funds on an interim basis until the Company can obtain funds to capitalize itself.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

During the first stages of AmerElite’s growth, our officers and directors will provide the majority of all the labor required to execute our business plan.  The officers, directors and a key consultant have agreed to take the company’s restricted common stock in lieu of any monetary compensation.  Since we intend to operate with very limited administrative support, the officers and directors have contracted with industry experts in order to produce and market our direct-response advertisements and Internet sales sites. In order to fully execute the business management will need to hire 2-3 part time workers to handle order confirmation, customer support and accounting.

During the first year of operations, we will rely on third party’s to properly analyze and select the necessary time slots, channels and regions in which to air our short and long form advertising.  In addition, we will contract with an outside expert to develop a comprehensive Internet eStrategy to capitalize of one of the fastest growing channels for cosmetic products.  At present, we have no plans to market our products outside of the United States.

 In May 2005 AmerElite Solutions, Inc. purchased our intellectual property – the anti-aging ingredient we have named Collamin_G®.  This ingredient became the basis for our first product Serum_G®.  We conducted two separate studies to determine the efficacy of our anti-aging serum.  Over half of the participants volunteered to have before and after photos taken over the test period.  Participants in each of the studies were asked to fill out a subjective questionnaire daily in which they answered questions and were encouraged to write additional comments regarding the effects that resulted from using Serum_G® twice a day.

After the first two test groups completed their test period and the results were analyzed we contracted with a manufacturing firm based in Phoenix, AZ to produce a full line of skin care products.  An initial set of samples was produced in order to obtain feedback on the quality of each product.  We commissioned several focus groups comprised of cosmetologists, aestheticians and consumers.  Each of the individuals was presented product samples and then asked to evaluate and respond to the following:

•	Absorption
•	Fragrance
•	Texture
•	Color

The results of both the Serum_G® test and of the focus groups were valuable and overwhelmingly positive.  The study of the absorption of Serum_G® and the instant and lasting effect of Serum_G® on the appearance of fine lines and wrinkles showed encouraging results.  These positive responses have had a direct effect on the message that we are conveying to our target market.  The before and after photos that were taken are not retouched and show a significant improvement in the skin around the eyes.  These photos have also been used in our marketing materials, and promotional videos.  Several participants have given testimonials as to the results of using Serum_G® and have signed affidavits verifying the validity of such statements.

In addition to the focus groups we contracted with a Graphic Design firm based in Phoenix, AZ.  The Graphic Design Company was contracted to design the company logo, develop a tagline/slogan, design product labels, and marketing material.  We secured the domain name www.collagenfusion.com for our e-commerce web site.  A Web designer was contracted to design the pages for this site.

In January 2007 we manufactured the 6 products in the CollagenFusion™ Premium Skin Care Collection.  In February 2007 we opened a kiosk in a local regional shopping center to run a market test and gain additional feedback regarding the products and price points.  In March 2007 we contracted with a local company to run short features on Saturday mornings on a local TV station.  We ran four different offers featuring various combinations of CollagenFusion™ products at four price points.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

During the period ended June 30, 2008 management agreed to sell the CollagenFusion name to Fusion Brand Products.  Based on input from industry professionals, management decided to market the product under the brand name “EverEssence”.  The EverEssence product line will consist of the same 6 products that made up the CollagenFusion Premium Skin Care Collection.  The new product line will be manufactured and packaged for both domestic and international markets.

Management’s plan to fund the Company’s Business Plan is to raise capital by borrowing funds and/or offering shares of its common stock, $.00125 par value, on a “best efforts” basis to accredited investors only, pursuant to the exemption from registration contained in Section 4(2) and Regulation D adopted under the Securities Act of 1933 as amended.    To completely fund the Business Plan and be in full production the Company is projecting it needs to raise between $2,000,000 and $3,000,000.  To meet these milestones these funds would not be needed until September of 2008.  The Company can get started with a bridge loan of $300,000 to $500,000.  If the permanent financing is delayed for any reason the Company can continue with its Business Plan only the operations would be on a smaller scale.

Results of Operations:

Three Months Ended June 30, 2008 and June 30, 2007.

During the three months ended June 30, 2008, we generated $170 in revenue compared to revenues of $ 5,444 for the same period ending June 30, 2007. Net losses for the three months ending June 30, 2008, were $ (92,742) compared to net losses of $ (165,200) for the same period ending June 30, 2007, and were primarily attributable to administrative expenses, professional and consulting fees.

Six Months ended June 30, 2008 and June 30, 2007.

During the six months ended June 30, 2008, we generated $830 in revenue compared to revenues of $15,054 for the same period ending June 30, 2007. Net losses for the six months ending June 30, 2008 were $(192,926) compared to net losses of $(288,095) for the same period ending June 30, 2007, and were primarily attributable to administrative expenses, Professional and consulting fees.

For the quarter ended June 30, 2008 we continued to sell 6 products that make up the CollagenFusion Premium Skin Care Collection.  The reason for the reduced sales volume from the same period last year is due to a lack of advertising and marketing budget.  In addition, we had no retail operation open in 2008.  These products continue to be sold through a local TV Station that runs short features on Saturday mornings and through the company’s ecommerce site, www.collagenfusion.com.  Sales for the period ending June 30, 2008 totaled $830.  Cost of Goods for the period ending June 30, 2008 was $331.  The total Operating Expenses for the period ending June 30, 2008 were $193,425.  These expenses were comprised of $140,000 for salaries and wages; $22,158 for professional and consulting fees; $31,267 for general and administrative expense.  With a Gross Profit of $499 and operating expenses totaling $193,425 the Company had a loss from operation in the six (6) months ending June 30, 2008 of $192,926.

Liquidity and Capital Resources:

At June 30, 2008, the Company’s total assets of $ 448,785 exceeded current liabilities of $346,532. We had cash on hand of $ 1,123.  The Company’s current cash requirement is an average of $4,000 per month.  AmerElite anticipates a small source of liquidity during the upcoming 12 months will be derived from proceeds generated from the sales of our products.  The Company’s President has made arrangements to borrow the additional funds needed to pay the current $4,000 per month cash requirement until such time as the Company receives the funding of its Business Plan.   The Company’s management plans to raise the majority of this capital needed by borrowing funds and/or offering shares of its common stock, $.00125 par value, on best efforts to accredited investors only, pursuant to the exemptions from registration in Section 4 (2) and Regulation D adopted under the Securities Act of 1933 as amended.  However, there is no assurance that financing will be available on reasonable terms or at all.  AmerElite Solutions intends to use its working capital principally to purchase inventory, fund media advertising and fund the Company’s overhead and operating costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1(A).  RISK FACTORS

Not Required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.

Exhibit No.	Description
31	Certification of Principal Executive Officer and Principal Financial Officer
32	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERELITE SOLUTIONS, INC.

Date: August 19, 2008	By:	/s/ Robert L. Knapp
Principal Executive Officer
Principal Financial Officer