Form 10-Q
period 2008-09-30
AMERELITE SOLUTIONS, INC.
filed 2008-11-14
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________

Commission File Number: _____________________

AMERELITE SOLUTIONS™, INC.

 (Name of small business issuer in its Charter)

Nevada	76-0766174
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

☐ Yes     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2008:
8,533,297 of common stock
550,000 of preferred stock

AmerElite Solutions, Inc.
(A Development Stage Company)

Page
Part I - Financial Information

Item 1. Financial Statements	3

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

Statements of Operations (Unaudited) for the Nine and Three Months Ended September 30, 2008 and 2007 and from July 26, 1994 (Inception) to September 30, 2008	4

Statements of Stockholders' Equity (Unaudited) from July 26, 1994 (Inception) to September 30, 2008	5

Statements of Cash Flows (Unaudited) for the Nine and Three Months Ended September 30, 2008 and 2007 and from July 26, 1994 (Inception) to September 30, 2008	7

Notes to Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

Part II - Other Information

Item 1. Legal Proceedings	18

Item 1(A). Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets
(Unaudited)

		December 31,
	September 30,	2007
	2008	(Audited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$563	$7,128
Accounts Receivable	1,065	775
Accrued Interest Receivable	-	-
Inventory	21,580	22,141

Total Current Assets	23,208	30,044

Fixed Assets:
Furniture and Equipment, net	9,774	13,775
Other Assets:
Formula and Rights	400,000	400,000
Trademarks, Trade Names	13,204	13,054
Deposits	1,135	1,135

Total Assets	$447,321	$458,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$345,384	$92,831
Accrued Payroll	70,000	70,000
Accrued Interest Payable	-	-
Notes Payable	27,500	2,500

Total Current Liabilities	442,884	165,331

Total Liabilities	442,884	165,331

Stockholders' Equity

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding on June 30, 2008 and December 31,
2007 is 550,000 and (0) zero respectively	550	550

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
outstanding on September 30, 2008 and December
31, 2007 is 8,665,247 and 8,665,247 respectively	10,831	10,831

Additional Paid-in Capital	2,478,156	2,478,156
Subscriptions (Receivable)/Cash Receipts	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(2,408,874)	(2,120,634)

Total Stockholders' Equity	4,437	292,677

Total Liabilities and Stockholders' Equity	$447,321	$458,008

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					July 26, 1994
	Nine Months Ended		Three Months Ended		(Inception)
	September 30,		September 30,		to September 30,
	2008	2007	2008	2007	2008
Revenue	$2,268	$16,822	$1,438	$1,768	$21,390

Total Revenue	2,268	16,822	1,438	1,768	21,390

Cost of Goods Sold	850	4,009	519	980	5,048

Gross Profit	1,418	12,813	919	788	16,342

Operating Expenses
Salaries and Wages	210,000	96,103	70,000	(37,501)	702,198
General and Administrative	49,491	59,120	18,224	13,632	415,138
Professional and Consulting	30,168	220,769	8,010	128,969	504,226
Product Development	-	-	-	-	84,851
Marketing	-	27,904	-	-	289,551
Investor Relations	-	63,000	-	63,000	465,672

Total Expenses	289,659	466,896	96,234	168,100	2,461,636

(Loss) from Operations	(288,241)	(454,083)	(95,315)	(167,312)	(2,445,294)

Other Income/(Expense)
Other Income	-	-	-	-	4,517
Interest Income	-	12,336	-	2,275	45,173
Interest Expense	-	(13,217)	-	(1,832)	(13,217)

Total Other Income/(Expense)	-	(881)	-	443	36,473

Net Income/(Loss) Before Income Taxes	(288,241)	(454,964)	(95,315)	(166,869)	(2,408,821)

Income Taxes	-	(53)	-	(53)	(53)

Net Income/(Loss)	$(288,241)	$(455,017)	$(95,315)	$(166,922)	$(2,408,874)

Basic (Loss) per Share	$(0.03)	$(0.07)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares	8,665,247	6,383,638	8,665,247	6,383,638

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Stockholders' Equity
(Unaudited)

Inception 26-Jul-1994 to 30-Sep-2008

							(Deficit)
							Accumulated
						Stock	During
	Preferred Stock		Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, Inception July 26, 1994	-	$-	-	$-	$-	$-	-	$-

Common Shares issued to founders
26-Jul-1994 @ $0.00125 per share			2,080,000	2,600	-			2,600

Common Shares issued for services
26-Jul-1994 @ $0.00125 per share			80,000	100	-			100

Net (Loss)							(49,500)	(49,500)

Balance, December 31, 1994	-	-	2,160,000	2,700	-	-	(49,500)	(46,800)

Common Shares issued for Cash on
29-Jun-1995 @ $1.25 per share			80,000	100	49,900			50,000

Net (Loss)							(181,369)	(181,369)

Balance, December 31, 2004	-	-	2,240,000	$2,800	$49,900	$-	(230,869)	$(178,169)

Common Shares issued for Cash on
3-May-05 @ $0.50 per share			200,000	250	99,750	(85,000)		15,000

Common Shares issued to purchase
Assets on 11-May-05 @ $0.50			800,000	1,000	399,000			400,000

Common Shares issued for Cash on
21-Jul-05 @ $1.00 per share			250,000	313	249,687	(250,000)		-

Common Shares issued for Service
on 13-Oct-05 @ $0.83 per share			370,000	462	443,538			444,000

Common Shares returned and cancelled
on 13-Oct-05 @ $0.83 per share			(50,000)	(63)	(59,937)			(60,000)

Net (Loss)							(483,422)	(483,422)

Balance, December 31, 2005	-	-	3,810,000	4,762	1,181,938	(335,000)	(714,291)	137,409

Common Shares issued for Service on
27-Jan-06 @ $0.683 per share			205,000	256	139,744			140,000

Common Shares issued for employee
Compensation on 27-Jan-06 @ $0.60			327,500	410	196,090			196,500

Statements of Stockholders' Equity - continued

Common Shares issued for Service
on 8-May-06 @ $0.828 per share			20,360	25	16,835			16,860

Common Shares issued for Service
on 14-Jul-06 @ $0.312 per share			410,000	513	127,487			128,000

Common Shares issued for Service
on 17-Jul-06 @ $0.50 per share			500,000	625	249,375			250,000

Common Shares issued for Service
on 8-Nov-06 @ $0.50 per share			30,000	37	14,963			15,000

Net (Loss)							(936,760)	(936,760)

Balance, December 31, 2006	-	-	5,302,860	6,628	1,926,432	(335,000)	(1,651,051)	(52,991)

Common Shares issued for Service
on 24-Jan-07 @ $0.33 per share			160,000	200	52,800			53,000

Cash Received on Subscriptions						258,774		258,774

Preferred Shares issued for Officer
compensation on 20-Feb-07 @ $0.30	250,000	250			74,750			75,000

Common Shares issued for employee
compensation on 3-Jul-07 @ $0.10			900,000	1,125	88,875			90,000

Common Shares issued for Service
on 3-Jul-07 @ $0.10 per share			550,000	688	54,312			55,000

Preferred Shares issued for Officer
compensation on 3-Jul-07 @ $0.10	300,000	300			29,700			30,000

Common Shares issued for Service
on 10-Jul-07 @ $0.03 per share			500,000	625	14,375			15,000

Common Shares issued for Service
on 24-Jul-07 @ $0.167 per share			360,000	450	59,550			60,000

Common Shares issued to Retire Debt
on 24-Jul-07 @ $0.199 per share			892,387	1,115	177,362			178,477

Net (Loss)							(469,582)	(469,582)

Balance, December 31, 2007	550,000	550	8,665,247	10,831	2,478,156	(76,226)	(2,120,633)	292,678

Net (Loss)							(288,241)	(288,241)

Balance, September 30, 2008	550,000	$550	8,665,247	$10,831	$2,478,156	$(76,226)	$(2,408,874)	$4,437

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

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

					July 26, 1994
	Nine Months Ended		Three Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Operating Activities
Net Loss	$(288,241)	$(455,017)	$(95,315)	$(166,922)	$(2,408,874)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	-	-	-	1,511,060
Depreciation and Amortization	4,001	3,999	1,334	1,333	10,667
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	(290)	-	(734)	1,886	(1,065)
(Increase)/Decrease in Interest Receivable	-	8,344	-	16,234	-
(Increase)/Decrease in Inventory	562	335	453	4,158	(21,579)
(Increase)/Decrease in Deposits	-	-	-	-	(1,135)
Increase/(Decrease) in Accounts Payable	252,553	12,643	68,852	22,241	345,384
Increase/(Decrease) in Accrued Liabilities	-	(84,295)	-	(155,495)	70,000

Net Cash (Used) by Operating Activities	(31,415)	(513,991)	(25,410)	(276,565)	(495,542)

Investment Activities
Investment in Trademarks and Trade Names	(150)	(2,100)	(150)		(13,204)
Purchase of Equipment	-	(440)	-		(20,441)

Net Cash (Used) by Investment Activities	(150)	(2,540)	(150)	-	(33,645)

Financing Activities
Proceeds from Loans	25,000	-	25,000	-	374,709
(Repayments) of Loans		(347,209)		(410,442)	(168,732)
Proceeds from the Sale of Stock	-	815,251	-	687,251	323,773

Net Cash Provided by Financing Activities	25,000	468,042	25,000	276,809	529,750

Net Increase / (Decrease) in Cash	(6,565)	(48,489)	(560)	244	563

Cash, Beginning of Period	7,128	53,092	1,123	4,359	-

Cash, End of Period	$563	$4,603	$563	$4,603	$563
					-
Supplemental Information:
Interest Paid	$-	$13,217	$-	$1,832	$13,217
Income Taxes Paid	$-	$-	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$-	$-	$-	$1,511,060
Stock Issued to Convert Debt	$-	$-	$-	$-	$178,477
Stock Issued to Acquire Assets	$-	$-	$-	$-	$400,000

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(September 30, 2008 and December 31, 2007)

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

As of September 30, 2008 and December 31, 2007, inventory consisted of the following:

	2008	2007
Raw Material	$14,096	$14,096
Finished Goods	6,930	7,524
Packaging	554	521

Total	$21,580	$22,141

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(September 30, 2008 and December 31, 2007)

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

During the year ended December 31, 2007 the Company issued 550,000 shares of preferred stock that are each convertible to two shares of common stock on the second anniversary of their issue.   These common stock equivalents were not included in the computation of loss per share for September 30, 2008 as the effect would be anti-dilutive.

Furniture and Equipment

The cost of furniture, equipment and computer hardware and software is depreciated over the estimated useful lives of the related assets.

●	Office furniture and equipment	5 years
●	Computer hardware and software	3 years

Depreciation is computed on the straight-line method for both financial reporting and for income tax purposes.

As of September 30, 2008 and December 31, 2007, fixed assets consisted of the following:

	2008	2007
Office Furniture and Equipment	$10,000	$10,000
Computer Hardware and Software	10,441	10,441

Subtotal	20,441	20,441
Less:
Accumulated Depreciation	(10,667)	(6,666)

Total Furniture and Equipment	$9,774	$13,775

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
(September 30, 2008 and December 31, 2007)

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs of $23,404 and $261,647 during the years ended December 31, 2007 and 2006 , respectively.  No advertising costs have been incurred during the quarter ended September 30, 2008.

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

NOTE 4.                      GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated losses of $2,408,874 as of September 30, 2008 and negative working capital (current assets minus current liabilities) of $419,676.  The Company’s ability to continue in existence is dependent upon its ability to raise funds for its direct response-marketing program.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has decreased its rate of net loss from $926,100 during the year ended December 31, 2006 to $469,583 during 2007 and has also decreased its negative working capital from $212,378 at the end of 2006 to $135,287 at the end of 2007.

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(September 30, 2008 and December 31, 2007)

NOTE 4.                      GOING CONCERN - continued

Management’s plan is to raise capital by offering shares of its common stock, $.00125 par value, on a best efforts basis to accredited investors only, pursuant to the exemption from registration contained in Section 4(2) and Regulation D adopted under the Securities Act of 1933 as amended.

Management plans to begin marketing and become fully operational during the year 2008.

NOTE 5.                      NOTES PAYABLE

As of September 30, 2008 and December 31, 2007, notes payable consisted of the following:

	2008	2007
Demand Note, non-interest bearing	27,500	2,500

Total Notes Payable	$27,500	$2,500

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

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(September 30, 2008 and December 31, 2007)

NOTE 7.                      STOCKHOLDERS’ EQUITY - continued

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

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(September 30, 2008 and December 31, 2007)

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

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) issued by the Financial Accounting Standards Board (FASB) SFAS 157-163 and their effect on the Company.

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

The adoption of this new Statement has not had a material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.

Adoption of this pronouncement has not had a material effect on the Company’s consolidated financial statements.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141 (revised 2007), Business Combinations.  This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.  The Company will adopt this statement beginning March 1, 2009.

It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(September 30, 2008 and December 31, 2007)

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

The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB No. 133

In March 2008, the FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Statement No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards.

SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Statement No. 163 – Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

During the period ended September 30, 2008 management cancelled 950,000 shares of unrestricted stock that was issued previously through three 504 Regulation D offerings.  The Company replaced the cancelled shares with an equal amount of Rule 144 restricted common stock.  In addition, the Company began the process to supply a broker dealer with the necessary documents to file a 15c2-11 with FINRA.

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

Results of Operations:

Three Months Ended September 30, 2008 and September 30, 2007.

During the three months ended September 30, 2008, we generated $1,438 in revenue compared to revenues of $ 1,768 for the same period ending September 30, 2007. Net losses for the three months ending September 30, 2008, were $ (95,315) compared to net losses of $ (167,312) for the same period ending September 30, 2007, and were primarily attributable to administrative expenses, professional and consulting fees.

Nine Months ended September 30, 2008 and September 30, 2007.

During the nine months ended September 30, 2008, we generated $2,268 in revenue compared to revenues of $16,822 for the same period ending September 30, 2007. Net losses for the nine months ending September 30, 2008 were $(288,241) compared to net losses of $(454,083) for the same period ending September 30, 2007, and were primarily attributable to administrative expenses, Professional and consulting fees.

For the quarter ended September 30, 2008 we continued to sell 6 products that make up the CollagenFusion Premium Skin Care Collection.  The reason for the reduced sales volume from the same period last year is due to a lack of advertising and marketing budget.  In addition, we had no retail operation open in 2008.  These products continue to be sold through a local TV Station that runs short features on Saturday mornings and through the company’s ecommerce site, www.collagenfusion.com.  Sales for the period ending September 30, 2008 totaled $2,268.  Cost of Goods for the period ending June 30, 2008 was $850.  The total Operating Expenses for the period ending September 30, 2008 were $289,659.  These expenses were comprised of $210,000 for salaries and wages; $30,168 for professional and consulting fees; $49,491 for general and administrative expense.  With a Gross Profit of $1,418 and operating expenses totaling $289,659 the Company had a loss from operation in the nine (9) months ending September 30, 2008 of $288,241.

Liquidity and Capital Resources:

At September 30, 2008, the Company’s total assets of $ 447,321 exceeded current liabilities of $442,884. We had cash on hand of $ 563.  The Company’s current cash requirement is an average of $4,000 per month.  AmerElite anticipates a small source of liquidity during the upcoming 12 months will be derived from proceeds generated from the sales of our products.  The Company’s Management made arrangements to borrow $25,000 to pay for the necessary expenses during the period ending September 30, 2008.  The Company’s management plans to raise the majority of this capital needed by borrowing funds and/or offering shares of its common stock, $.00125 par value, on best efforts to accredited investors only, pursuant to the exemptions from registration in Section 4 (2) and Regulation D adopted under the Securities Act of 1933 as amended.  However, there is no assurance that financing will be available on reasonable terms or at all.  AmerElite Solutions intends to use its working capital principally to purchase inventory, fund media advertising and fund the Company’s overhead and operating costs.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1(A).  RISK FACTORS

Not Required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

AMERELITE SOLUTIONS, INC.

Date: November 14, 2008	By:	/s/ Robert L. Knapp
Principal Executive Officer
Principal Financial Officer