Form 10-Q/A
period 2008-09-30
AMERELITE SOLUTIONS, INC.
filed 2008-12-01
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
First Amendment

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________

Commission File Number: 000-52846

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
8,533,297 of common stock
550,000 of preferred stock

EXPLANATORY NOTE

On November 17, 2008 the Officers of the Company concluded that the Company’s independent registered public accounting firm did not complete its review of the financial statements for the period ending September 30, 2008 until after the Company’s Form 10-Q was erroneously filed.  The Company is filing this Amendment No. 1 on Form 10-Q/A with the completed interim review of the September 30, 2008 financial statements by the Company's independent accountant, Moore & Associates, Chartered.

1-A

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

Stockholders' Equity

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding on September 30, 2008 and December 31,
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is a discussion and analysis of our financial condition and results of operations for the  nine months ended  September 30, 2008 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

During the period ended September 30, 2008 management cancelled 950,000 shares of unrestricted stock that was issued previously through three 504 Regulation D offerings.   No shares were sold into the market and the Company replaced the cancelled shares with an equal amount of Rule 144 restricted common stock.  In addition, the Company began the process to supply a broker dealer with the necessary documents to file a 15c2-11 with FINRA.

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

B.

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-Q /A  to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERELITE SOLUTIONS, INC.

Date: December 1, 2008	By:	/s/ Robert L. Knapp
Principal Executive Officer
Principal Financial Officer