Form 10-K
period 2008-12-31
AMERELITE SOLUTIONS, INC.
filed 2009-04-14
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[mark one]

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year period ended: December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________

Commission File Number: 000-52846

AMERELITE SOLUTIONS™, INC.

 (Name of small business issuer in its Charter)

Nevada	76-0766174
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

3122 W. Clarendon Ave.
Phoenix, AZ 85017

(Address of Principal Executive Offices)

602-233-0540

(Registrant’s Telephone Number including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00125 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐		Accelerated Filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.

☐ Yes     ☒ No

As of December 31, 2008, there were 8,665,247 shares of the Registrant's Common Stock issued and outstanding.

As of December 31, 2008, there were 550,000 shares of the Registrant's Preferred Stock issued and outstanding.

AmerElite Solutions, Inc.
(A Development Stage Company)

Table of Contents

PART I

Item 1.    Description of Business

AmerElite Solutions, Inc. (“AMRX”, “the Company”, “we”, “our”, or “us”) is engaged in the business of developing, manufacturing, marketing and selling the Collèsense™ Premium Skin Care Collection, a revolutionary skin care line combining next generation science with nature to form the most advanced beauty treatment available today.  The Company owns the world wide rights to its intellectual property, Collamin_G®, a revolutionary anti-aging ingredient that is the main ingredient in the Collèsense™ Skin Care Collection.

PRODUCTS AND SERVICES

AmerElite Solutions, Inc. provides a full spectrum of skin care products designed to naturally improve skin wellness and provide anti-aging properties with our Collèsense™ Premium Skin Care Collection.  The Collesense™ system combines next generation science with nature to form the most advanced beauty treatment available today.  Utilizing aromatherapy and a variety of specific actives that include our proprietary ingredient, Collamin_G® - our innovative, botanically based formulas deliver a dramatic improvement in the general health, well-being and increased vitality for great looking skin.  Collèsense™ products stimulate cell renewal, prevent and reduce the appearance of wrinkle and fine lines, dark circles, spider veins, rosacea, varicose veins and reduce under eye puffiness.

Collamin_G®, our intellectual property, is a revolutionary ingredient made of ingredients native to the body that provides nourishment to the skin.  The elements of Collamin_G® are broken down approximately 200-500 times smaller that the average skin pore.  These molecules rapidly penetrate the skin delivering essential nutrients beneath the top layer of skin that the body uses in the natural process of collagen regeneration.  Studies have shown a dramatic decrease in the appearance of fine lines and wrinkles after regular use of Serum_G®, our intensive wrinkle reducing formula that contains almost 50% Collamin_G®.

Principal Products

The Collèsense™ Premium Skin Care Collection offers a daily system designed to work with the body’s natural systems to replenish, renew, and return the skin to a healthy, youthful state.  Each and every product in the Collèsense™ family contains our proprietary ingredient, Collamin_G®, combined with natural, vegan and organic ingredients.  This unique combination creates the most advanced beauty treatment available today.  Collamin_G® is designed to provide nourishment to support the body’s natural process of collagen regeneration thereby creating tighter, firmer skin and reducing wrinkles and fine lines.  Combined with the science, we have developed a skin care line based on botanical derived products.  Botanically based products offer numerous advantages for the skin.  The skin recognizes, ‘biochemically’, plant derived products better that synthetic chemicals.  The result is healthy, balanced and hydrated that is effective on all skin types and in all climates. Used on a daily basis, the skin feels restored, refreshed and renewed.  The Collèsense™ System encourages a step by step program with the use of these products to maximize results.

Collèsense™ Cleansing Milk

This refreshing cleansing milk has been sold in our mall based test store and is currently being sold on the Company’s internet site.  Cleansing Milk has been sold both as an individual product and as part of the Collèsense™ System.  It gently removes the build up of daily residue and make up, leaving the skin soft and radiant.  It will not dry out or strip your face as it cleans, soothes, and conditions the skin.

Item 1.    Description of Business - continued

PRODUCTS AND SERVICES - continued

Collèsense™ Facial Scrub

This micro-exfoliating scrub has been sold in our mall based test store and is currently being sold on the Company’s internet site.  Facial Scrub has been sold both as an individual product and as part of the Collèsense™ System.  It gently and effectively aids in the removal of the accumulation of dead surface cells, and refines the pores as it brightens and polishes the skin.

Collèsense™ Serum_G®

This high potency serum has been sold in our mall based test store and is currently being sold on the Company’s internet site.  Serum_G® is the Company’s best selling product and has been sold both individually and as part of the Collèsense™ System.  It is based on the revolutionary ingredient Collamin_G®.  Clinical studies have shown that when used daily, Serum_G® reduces the appearance of fine lines and wrinkles and the skin appears tightened.  The effectiveness of Collamin_G® is based on a formula of ingredients native to the skin that stimulates the skin’s own collagen molecules. The elements of Collamin_G® are approximately 200-500 times smaller than the pores of the skin, which means that approximately 200-500 elements penetrate the skin through a single pore at one time.  Made from ingredients native to the skin Collamin_G® contains nutrients that are essential to support the body’s natural process of collagen regeneration.

Collèsense™ Eye Balm

This elegant blend of botanicals and anti-oxidants has been sold in our mall based test store and is currently being sold on the Company’s internet site.  The Eye Balm has been sold both individually and as part of the Collèsense™ System.  It replenishes, revitalizes and hydrates the delicate under eye area. The texture is creamy and delivers a very fine film to moisturize and soften the under eye area with no pilling or residue.  In addition, it may reduce the appearance of puffiness, dark circles, fine lines and wrinkles.

Collèsense™ Daytime Moisturizer

This ultimate rejuvenating hydrator with natural sun filters has been sold in our mall based test store and is currently being sold on the Company’s internet site.  This Daytime Moisturizer has been sold both individually and as part of the Collèsense™ System.  It delivers a sustained release of extraordinary moisture into the skin while at the same time creates a sealing barrier on the skin that offers protection from the visible effects of the environment and time.   It reduces the appearance of fine lines and wrinkles making beautiful skin a daily reality.  Contains botanically based ingredients that acts as a sun-filtering agent.

Collèsense™ Night Cream

This revolutionary treatment that supplies a mega dose of anti-oxidants, botanicals and vitamins has been sold in our mall based test store and is currently being sold on the Company’s internet site.  This Night Cream has been sold both individually and as part of the Collèsense™ System.  It is synergistically blended to deeply nourish the skin for new cellular growth and counter balance all free radical reaction that may damage the skin.  The Night Cream strengthens firms and encourages cell recovery.

The Collèsense™ System offers a step by step program that cleans, exfoliates, treats, moisturizes and hydrates the skin.  The uniqueness of the system lies in the science.  Collamin_G® is an ingredient in each botanically based product.  Combining science and nature, the Collèsense™  System works on top of and below the skin to treat the cause of the wrinkles in addition to moisturizing and hydrating the skin.  The consumer begins with the Cleansing Milk to clean away any debris and pollutants while cleaning the face.  Next is the Facial Scrub to clear away any dead skin cells and fully expose the pores.  The Serum_G® follows this with maximum penetration into the skin to support the body’s natural regeneration processes.  After the Serum_G® quickly absorbs, the Daytime Moisturizer with sun filtering agents is applied to moisturize and protect the face.  Finally, the Eye Balm is applied to energize and tone the sensitive skin around the eyes.  Now they can put on their make-up and face the day.  The Night Cream with antioxidants and vitamins is designed to revitalize the skin while sleeping.  Our Research and Development Department is working on several other products to compliment the Collèsense™  family of products such as: Facial Mask, Toner, Body Wash and Body Lotion.  Using the Collèsense™ System daily helps dramatically reduce the appearance of fine lines and wrinkles and improves the condition of the skin.  The skin appears lifted and restored to a youthful essence.

Item 1.    Description of Business - continued

PRODUCTS AND SERVICES - continued

Marketing Plan

The goal of the marketing plan is to educate our potential customers to truly understand the uniqueness of the Collèsense™ Premium Skin Care Collection.  Our direct response plan and internet based advertising campaign fits within the overall business plan of controlling all aspects of the Collèsense™ Premium Skin Care Collection line of products, from research and development, to manufacturing, warehousing, distribution and direct sales to the customer.  We intend to start with short and long form advertising broadcast nationwide.  The ads will educate the consumer to the uniqueness of Collèsense™ and direct them to an informed sales representative or an Internet site.  Utilizing a professional sales team and the internet will allow the consumer to become educated to the unique benefits of using Collèsense™ view testimonials and before and after photos, compare Collèsense™ to existing skin care lines and place an order.

In addition to direct response advertising, Collèsense™ will be aggressively promoted via the Internet.  We will work with outside professionals to develop, design, and implement a successful eStrategy in order to open up new markets, add in cross sales/up sells, offer new products, form qualified strategic partnerships, and launch an online affiliate solution.

The second phase of our marketing plan is to roll out a kiosk program in high traffic, regional shopping centers across the country.  This will allow the consumer to experience Collèsense™ as well as have a sales representative available to answer any questions.  The addition of the kiosk program will offer consumers three separate channels - telephone, Internet and retail – to research and purchase Collèsense™.

This will be followed by regular TV ads to reinforce the message, plus radio and print ads to broaden the base of potential customers and to build product recognition. At each stage, the consumer will be invited to call an 800 number to place an order. Once a targeted level of penetration is achieved, we will add additional distribution and sales through a network of carts in regional malls selling the Collèsense™ line of anti-aging/anti-wrinkle products.  Our commercial message will be updated approximately every 6 months to keep the message fresh.  We are continually testing our product line to provide exciting new items to bring to the public.

Dependence on One or a Few Major Customers

We do not anticipate dependence on one or a few major customers for at least the next 12 months or the foreseeable future.

Distribution Method

Initially, we plan to contract with a fulfillment center to ship orders received from the short and long form advertisements or taken from our Internet site.  The fulfillment center will also provide customer service support for all orders shipped and handle all credit card processing associated with the orders.  As the second phase of the marketing plan is initiated we will sell directly to licensed distributors running carts in major regional malls across the country.

Research & Development / New Product Development

The President of AmerElite Solutions and the Company’s product manufacturing firm are performing the Company’s Research and Development.  The President is performing the product development as part of his duties at no additional charge above his normal compensation.  Our manufacturing firm is not charging the Company for their help in the development of the products other than having an exclusive agreement to manufacture the Company’s product. The Company has no expected Research and Development Expenses in the next twelve (12) months.

Since we introduced Collèsense™, we have received outstanding input from our growing customer base.  Based on their comments, we have developed additional products to keep up with the evolving skin care market.  Currently ready for production is our ‘Serum_H’, an ultra hydrator that ‘weather-proofs’ the skin.  This hydro-lipid restorer utilizes the ONLY botanically derived polymer available on the market today in order to naturally balance the moisture level of the skin for all climates.  In order to meet the growing demand from ethnic communities for a pale complexion, we have developed a skin brightening lotion that has been clinically proven to lighten the skin tone.  Products that are currently in the development stage include a lotion to reduce varicose veins, treat rosacea, a facial mask, toner, body lotion, body wash, shampoo, conditioner and a mist.  We are totally committed to the Research and Development necessary to ensure continuous flow of new and improved products to the marketplace.

Item 1.    Description of Business - continued

PRODUCTS AND SERVICES - continued

Intellectual Property

The Company’s intellectual property includes our proprietary formulas.  Our Trade Secret program has been installed to protect these formulas.  Trade Secret Agreements have been signed by Officers & Directors, employees, vendors, consultants, and suppliers and manufactures.   To protect the formulas to our products and our products’ sales we our relying on a combination of:

•	Trade secret laws

•	Copyright, trademark and trade name laws

•	Confidentially, procedures and agreements

•	Having unique product formulas

The Company has successfully registered the following marks with the United States Patent and Trademark Office:

•	Collamin_G®

•	Serum_G®

The Company is in the process of applying for registration, being approved for publication, and being published for the following trade names:

•	AmerElite Solutions™

•	Collèsense™

Existing or Probable Government Regulations

We believe that our business is not subject to material regulation under the laws of the United States or any of the states in which the Company plans to sell its products.   Laws and regulations often differ materially between states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement.  Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting the Company’s ability to conduct our business as now conducted or proposed to be conducted.

Facilities

In February 2008 we entered into a lease for our corporate office located at 3122 W. Clarendon, Phoenix, Arizona under an operating lease expiring in March 31, 2010.  This location will serve as our primary office for planning and implementing of our business plan.  We will continue to use this space for our executive offices fro the foreseeable future.

Employees

Currently, the Company has no employees.  The Company has four individuals that work for the Company under consulting arrangements.  These consultants are officers and directors, and are responsible for all planning, developing and operational duties and have agreed to provide the Company, its necessary services until such time as the Company obtains its necessary funding. Meanwhile these consultants are receiving the Company’s stock as compensation.

There is not intention of hiring other employees until the business has been successfully launched and we have sufficient, sustained revenues flowing to AMRX from our operations or have raised sufficient equity capital.  Human resource planning will be part of an ongoing process that will include regular evaluation of operations and revenue realization.

RESEARCH AND DEVELOPMENT

The President of AmerElite Solutions and the Company’s product manufacturing firm are performing the Company’s Research and Development.  The President is performing the product development as part of his duties at no additional charge above his normal compensation.  Our manufacturing firm is not charging the Company for their help in the development of the products other than having an exclusive agreement to manufacture the Company’s product. The Company has no expected Research and Development Expenses in the next twelve (12) months.

Item 1.    Description of Business - continued

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

None.

AVAILABILITY OF FILINGS

A copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.    Risk Factors

INVESTING IN THE SHARES OF COMMON STOCK OFFERED IN THIS PROSPECTUS INVOLVES A HIGH DEGREE OF RISK.   WE HAVE NOT GENERATED ANY SIGNIFICANT REVENUES AND HAVE NOT MADE A PROFIT SINCE INCEPTION.

Failure to Properly Manage Growth and Expansion Could Adversely Affect Our Business and Shareholder’s Equity.

We anticipate future growth from existing products and possible growth through newly developed products.   This growth will increase the demands on our management, operating systems and internal controls.  Consequently, our existing management resources and operational, financial, human and management information systems and controls may be inadequate to support its future operations.  We do not know if we will be able to manage our growth successfully.  As a result of these concerns, we may not be able to grow, or, if we do grow we do not know at what growth rate.

We are a newly formed Business, Have Not Generated Revenues, and May not Generate Significant Revenues for some months.

AmerElite is a developmental stage company.  We have not yet generated any substantial revenues, and we can not expect to generate substantial revenues until we have our advertising plan in operation.  We do not know when, if ever, our operations will be profitable.

Our proposed operations are subject to all business risks associated with newly formed enterprises that intend to rely on direct response marketing, including the need to make substantial and increasing expenditures for marketing, research and development.

Our potential success must be considered in light of the problems, expenses, difficulties, complications and delays, frequently encountered in connection with the competitive environment in which we operate.  We expect that our profitability if any will result from (a) increased revenues from sales; (b) increased consumer demand and (c) development of new products.   As with most new businesses, it may be difficult for us to generate revenues and profits in the future.

Our Business and Financial Results cannot be predicted, and will vary from Expectations.

We expect that our results will vary significantly in the future due to a number of reasons, including:

•	Our ability to establish acceptance and usage of our products,

•	Our ability to contract with competent manufactures and appropriate retailers,

•	Costs related to future growth and capital investments

•	Results of strategic agreements with companies that supply and product our products,

•	Our ability to attract, retain and motivate qualify personnel

Item 1A.    Risk Factors - continued

We will be Operating in a Highly Competitive Direct Response Marketing and Retail Environment.

We are aware of many competitors to our skin care collection, many of which are more, established and have significantly more financial resources than we do.  Our success in this industry is largely dependent on our ability to educate the consumer as to why our product is better than our competition and establish the consumer’s need for the products.  Our ability to compete effectively in this industry also depends on our ability to be competitive in pricing, servicing and performance.

Loss of Key Management Personnel Could Adversely Affect Our Business

Our success depends largely on the skills of certain key management personnel.  The loss of one or more members of our key management team may materially and adversely affect its business, financial condition, and results of operations. We particularly depend on our principal executive officers, Robert L. Knapp and Courtney Knapp. We intend on obtaining, but presently we do not have any key man insurance.

Dependence on Advertising and Marketing Firms.

AmerElite will require aggressive efforts in placing quality advertisements for the budgeted price that will reach the expected number of consumers.  We do not know if we will be able to obtain optimal advertising placement at our projected budget.

Failures or Lack of Reliability in Our Products Could Result in Loss of Business.

Only a limited amount of our products have been sold and used here in the United States.  Among other risks:

•	Our products may fail to provide the expected results,

•	We may experience limited availability of quality ingredients for manufacturing

•	We may experience poor quality manufacturing

•	Our products may have new competition from other companies attempting to duplicate our formulas.

•	Our customers could experience results different from our test results

Dependence on Independent Operators Operating Retail Outlets for Our Products.

The success of our cart program in regional malls is dependent on signing license agreements with owner/operators.  The cart program is also dependent on the independent owner operators signing lease agreements with the malls. For us to continue a long-term relation with the owner/operators, the owner/operators have to be successful.  It is our intention to help the owner/operators be successful. If such owner/operators are ultimately not successful, we will need to replace the owner/operators to continue to maintain our retail outlets.  We do not know if our owner/operators will be successful or that we can replace unsuccessful owner/operators with adequate replacements.

Current and Potential Competition.

The retail industry for skin care products is tremendous.  If we are unable to educate the public through our infomercials, TV, radio and newspaper advertisements that our products are more beneficial to our customers, we may not successfully compete with others with greater financial resources and more established name recognition.

Control by Management.

Currently the Company’s two Officers and Directors own 22.72% of the outstanding shares of common stock along with 100% of the Convertible Preferred Stock.  With conversion of the Preferred Stock into common shares, the Officers and Directors could own as much as 30.72% of the common stock.  Together with their immediate families they could control as much as 45.23%.  These officers with their family may be able to elect virtually all of the directors and control all operations of AmerElite Solutions, Inc.

Item 1A.    Risk Factors - continued

Risks Relating to Patents, Copyrights, Trademarks, and Trade names.

We believe that trade names, trademarks, and copyrights that we purchased will be increasingly important to us.  Applications will be filed to register additional trade names, trademarks and copyrights for products we will sell.  We will also institute an internal program to have all employees, consultant and vendors sign a Confidential Information and Trade Agreement.  We are in the process of registering for state, federal and foreign protection for trade names, trademarks and copyrights and continue with the Company’s Trade Secret program.  Enforcing trade names, trademarks and copyrights against infringements, or defending against claims of infringement by others, can be time-consuming and expensive. Given our current stage of development, enforcing such claims could be cost-prohibitive to us.

If We are Unable to Protect Our Intellectual Property, Our Business Could Suffer.

Our future sales and expansion into additional markets will depend heavily upon our products that have been developed and upon products that are currently being developed.  Our Trade Secret program is currently being instituted to protect our proprietary formulas and these formulas are always at risk.  There is no assurance you that we can adequately protect this intellectual property.  If we fail to protect our intellectual property, we may lose any competitive advantage over our competitors, and our business could suffer.

To protect the formulas to our products and our products’ sales we may rely on a combination of:

•	Trade secret laws,
•	Copyright, trademark and trade name laws,
•	Confidentiality procedures and agreements,
•	Having unique product formulas.

These methods of protection may not be adequate to protect against using our technology and business methods. Accordingly, we cannot assure you that we will be able to maintain the advantage associated with our business methods, services or competitive features.

Despite our efforts to formally protect our intellectual property and keep information confidential, we may not be able to protect and use our intellectual property.  We may not be able to protect our formulations because:

•	Even if issued, new patents, trademarks, trade name or copyright registration may be challenged, invalidated or designed around.
•	We may not be granted adequate protection for our products, formulations and processes and parts of our technology may be found to be unable to be registered.
•	Time-consuming and costly litigation may be necessary to protect the Company’s proprietary technologies.
•	Policing unauthorized use of our intellectual property may be difficult and expensive.
•	Competitors may independently develop similar technology or design around our intellectual property.

Third Parties May Prevent Us From Developing or Using Intellectual Property.

We may not be able to use the intellectual property or further develop our business because of third parties.  We cannot assure you that third parties will not in the future claim infringement by us with respect to the current or future products.  These claims of infringement, whether successful or not, could seriously harm our business, or results of operations.

Third parties:

•	May bring claims of copyright, trade name or trademark infringement against us,
•	May obtain patents or other intellectual property rights which may limit our ability to use certain technologies or require us to license or cross license technology, or
•	May bring costly, time-consuming lawsuits.

We are not aware of any issued patents that cover formulations similar to the formulations in the products we have developed.

Item 1A.    Risk Factors - continued

The Common Stock is Offered and Sold on a Private Basis, and has no Established Market.

In order to satisfy the requirements of the exemptions from registration under the ACT and applicable state securities laws, each investor must acquire the Common Stock for investment purposes only and not with a view towards distribution.  There is currently no significant market for our Common Stock and we do not know if any such market will develop in the future.

Receive a ‘Going Concern Opinion’ from Auditor.

In AmerElite’s December 31, 2008 & 2007 Financial Statement, the Company has received a “Going Concern Opinion” from its auditors.  The Company’s ability to execute its Business Plan is dependent upon its ability to raise funds for its direct-response marketing program.  Management’s plan is to raise capital by borrowing funds and/or offering shares of its common stock, $.00125 par value, on a “Best Efforts” basis to accredited investors only, pursuant to the exemption from registration contained in Section 4(2) and Regulation D adopted under the Securities Act of 1933 as amended.  Because the outcome or this future event is not susceptible to reasonable estimation by management it was determined that a “Going Concern Opinion” was appropriate.

Purchasers Must be willing to Hold the Common Stock indefinitely, and May Not be Able to Liquidate the Shares.

An investment in the Common Stock could be long-term and non-liquid.  As discussed above, the common stock will not be registered under the Securities Act or any foreign or state securities laws by reason of exemptions from such registration that depend in part on the investment of the investors.  Prospective investors must represent in writing that they are purchasing the Common Stock:

•	For their own account
•	For long term investment, and
•	Not with a view toward resale or distribution.

Earnings Needed for Expansion.

We intend to retain most future earnings, net of dividends that may be paid on common stock, to fund the operation and expansion.  We may not generate profits and that will not permit us to pay cash dividends on our common shares.

Government Regulation and Legal Uncertainties Could Adversely Affect the Company’s Business.

We believe that our business is not subject to material regulation under the laws of the United States or any of the states in which it plans to sell its products.  Laws and regulations often differ materially between states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement.  If we become subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions.  We cannot be sure that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition.  Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted.

Risks Associated with our Common Stock

Absence of Public Market for Our Common Stock Creates Uncertainty in Liquidity and in Market Price.

There is presently no public trading market for our common stock; however it is likely that an active public trading market can be established and sustained in the near term.  We intend to have our common stock quoted on the OTC Bulletin Board as soon as practicable.  However, there can be no assurance that AMRX’s shares will be quoted on the OTC Bulletin Board.  Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock.  If a market for our common stock does develop, our stock price may be volatile.

Item 1A.    Risk Factors - continued

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

There Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on FINRA broker-dealers who make a market in “penny stocks”.  A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share.  Our shares currently are not traded on NASDAQ nor on any other exchange nor are they quoted on the OTC/Bulletin Board or “OTCBB”.  We are presently working with a broker-dealer to act as a market maker for our stock and they filed on our behalf with FINRA an application on Form 211 for approval for our shares to be quoted on the OTCBB.  If we are successful in establishing a market maker and successful in applying for quotation on the OTCBB, it is very likely that our stock will be considered a “penny stock”.   In that case, purchases and sales of our shares will be generally facilitated by FINRA broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sales of our shares in the secondary market.

Under  the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with his or his spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

We became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which required us to incur audit and legal fees in connection with the preparation of such reports.  These additional costs will negatively affect our ability to earn a profit.

We filed a Form 10 registration statement on April 22, 2008, and were required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, and the rules and regulations hereunder.  In order to comply with such requirements, we utilize an outside accounting firm to prepare our financial statements and our independent registered auditors will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by the by these professionals for such services cannot be accurately predicted at this time.  The incurrence of such costs will obviously be an expense to our operations, when incurred.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.  Investors seeking dividend income or liquidity should not invest in our common stock.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 20,000,000 share of common stock of which 8,665,247 shares are issued and outstanding as of December 31, 2008.  We are authorized to issue up to 2,000,000 shares of preferred stock, of which 550,000 shares are issued and outstanding as of December 31, 2008.  Our Board of Directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders.   Consequently, the stockholders may experience more dilution in their ownership of AMRX in the future.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Description of Property

In February 2008 we entered into a lease for our corporate office located at 3122 W. Clarendon, Phoenix, Arizona under an operating lease expiring in March 31, 2010.  The monthly rent is $1,799.00 per month.  We own no real estate.

Item 3.    Legal Proceedings

From time to time, we may be involved in litigation relating to arising out of our operations in the normal course of business.  Currently, we are not involved, or the subject of, any pending or existing litigation as defendants.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during 2008.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

Our common stock is currently not quoted on any exchange.

Holders

As of December 31, 2008, there were 78 holders of record of our Common stock

Dividends

We have never declared or paid cash dividends on our common stock.  We anticipate that in the future we will retain any earnings for the development and operation of our business.  Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Equity Compensation Plan

We currently have no Equity Compensation Plan

Unregistered Securities Sold

During the year ended December 31, 2008 there was no securities sold.

Preferred Stock

The Company has 2,000,000 shares of authorized Class A Convertible Preferred Stock having a par value of $.001 per share, as of December 31, 2008 there are 550,000 shares issued and outstanding.  The Preferred Stock shall have the right to be converted at any time after two (2) years from the date of issuance into two (2) shares of Common Stock.

Ranking:   Our Series A Preferred Stock (“Class A Stock”) ranks, as to dividends and upon liquidation, senior and prior to our common stock, par value $.00125 per share (the “Common Stock”) and to all other classes of class of stock issued by the Issuer, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of outstanding Class A Stock.

Liquidation Rights:  With respect to rights on liquidation, the Class A Stock shall rank senior and prior to our Common Stock and to all other classes or series issued by us, except as otherwise approved by the affirmative vote or consent of the holders of at least a majority of outstanding Class A Stock.

Item 5.    Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities - continued

Voting:  The Class A Stockholders shall be entitled to ten (10) votes for each share of Class A Stock held on any matters requiring a shareholder vote of AMRX.

Conversion:  Any Class A Stockholder shall have the right, at any time after two (2) years from the date of issuance, to convert any or all of its Class A Stock into two (2) shares of fully paid and non-assessable shares of Common Stock for each share of Class A Stock so converted.

Anti-takeover provisions

Nevada Revised Statutes sections 78.378 to 78.3793 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation.  Because of these conditions, the statute does not apply to our company.

Item 6.    Selected Financial Data

N/A

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a discussion and analysis of our financial condition and results of operations for the 12 months ended December 31, 2008 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

This report on Form 10-K contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements.  Forward-looking statements generally are accompanied by words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans” and similar statements and should be considered uncertain and forward-looking.  Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

AmerElite Solutions, Inc. is a development stage company with limited operations and revenues to date, limited financial backing and its assets are predominately intangible.   The current stage of our Business Plan  is to establish ourselves as a company that has developed and manufactured and is attempting to obtain financing so that it can market and sell the Collèsense™ Premium Skin Care Collection.  Distribution will initially be based on direct response and Internet based advertising campaign.  As a follow up, we plan to introduce Collèsense™  on a kiosk program in high traffic, regional shopping centers across the country.  We are planning to target the rapidly growing baby boomers generation offering a full spectrum of skin care products designed to naturally improve skin wellness and provide anti-aging properties.  These markets continue to expand with double-digit annual growth.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

At December 31, 2008 and 2007, the Company had Subscriptions Receivable of $76,226 and $0 respectively.  Subscriptions Receivables are the amounts due to the Company from sales of its stock.  In July 2007, in an effort to reduce its debt, the Company agreed with Oakpoint Distributors, Inc. to offset $250,000 of its Notes Payable against its Subscriptions Receivable which was owed to the Company by this same creditor.  As part of the same agreement, the Company paid the remaining balance of its Notes Payable plus interest by issuing 892,387 shares of its restricted common stock to Oakpoint Distributors, Inc.  As of December 31, 2007, the balance of Subscriptions Receivable due the Company was $0.  As of December 31, 2008, the Company’s Notes Payable increased to $58,700.  Management is currently in negotiations with the note holders to accept common shares in lieu of cash to pay off the debt.  Currently, the Company has an average of $4,000 per month in costs and expenses.  The Company’s President has made arrangements to borrow these funds on an interim basis until the Company can obtain funds to capitalize itself.

During the first stages of AmerElite’s growth, our officers and directors will provide the majority of all the labor required to execute our business plan.  The officers, directors and a key consultant have agreed to take the company’s restricted common stock in lieu of any monetary compensation.  Since we intend to operate with very limited administrative support, the officers and directors have decided to work with industry experts in order to produce and market our direct-response advertisements and Internet sales sites. In order to fully execute the business management will need to hire 2-3 part time workers to handle order confirmation, customer support and accounting.

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

In January 2007 we manufactured the 6 products in the Collèsense™ Premium Skin Care Collection.  In February 2007 we opened a kiosk in a local regional shopping center to run a market test and gain additional feedback regarding the products and price points.  In March 2007 we contracted with a local company to run short features on Saturday mornings on a local TV station.  We ran four different offers featuring various combinations of Collèsense™ products at four price points.

On June 06, 2008 management agreed to sell the CollagenFusion name and the domain name collagenfusion.com to Fusion Brand Products.   In addition, in December 2008 the Company wrote down the remaining CollagenFusion inventory on hand.   Based on input from industry professionals, management is reviewing several alternative names for a product line that will consist of the same 6 products that made up the CollagenFusion Premium Skin Care Collection.  The new product line will be manufactured and packaged for both domestic and international markets.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

During the period ended September 30, 2008 management cancelled 950,000 shares of unrestricted stock that was issued previously through three 504 Regulation D offerings.  No shares were sold into the market and the Company replaced the cancelled shares with an equal amount of Rule 144 restricted common stock.  We are presently working with a broker-dealer to act as a market maker for our stock and on October 9, 2008 they filed on our behalf with FINRA an application on Form 211 for approval for our shares to be quoted on the OTCBB.

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

Results of Operations:

During the twelve months ended December 31, 2008, we generated $2, 637 in revenue compared to revenues of $19,122 for the same period ending December 31, 2007. Net losses for the twelve months ending December 31, 2008 were $(387,222) compared to net losses of $(468,649) for the same period ending December 31, 2007, and were primarily attributable to administrative expenses, Professional and consulting fees.

For the year ended December 31, 2008 we continued to sell 6 products that make up the CollagenFusion Premium Skin Care Collection.  The reason for the reduced sales volume from the same period last year is due to a lack of advertising and marketing budget.  In addition, we had no retail operation open in 2008.  These products were sold through a local TV Station that runs short features on Saturday mornings and through the company’s ecommerce site, www.collagenfusion.com.  Sales for the period ending December 31, 2008 totaled $2,637.  Cost of Goods for the period ending December 31, 2008 was $1,122.  The total Operating Expenses for the period ending December 31, 2008 were $388,737.  These expenses were comprised of $280,000 for salaries and wages; $39,418 for professional and consulting fees; $69,319 for general and administrative expense.  With a Gross Profit of $1,515 and operating expenses totaling $388,737 the Company had a loss from operation in the twelve (12) months ending December 31,2008 of $387,222.

Liquidity and Capital Resources:

At December 31, 2008, the Company’s total current liabilities of $533,639 exceeded total assets of $439,094. We had cash on hand of $ 1,892.  The Company’s current cash requirement is an average of $4,000 per month.  The Company wrote off remaining inventory due to the sale of the CollagenFusion name as noted above.  AmerElite does not anticipate cash flows from revenues will be adequate to fund our operations and business plan over the next twelve (12) months.  We have no lines of credit or other bank financing arrangements.  The Company’s Management made arrangements to borrow $56,200 to pay for the necessary expenses during the year ending December 31, 2008.  The Company’s management plans to raise the majority of this capital needed by borrowing funds and/or from private placement of equity..  However, there is no assurance that financing will be available on reasonable terms or at all.  AmerElite Solutions intends to use its working capital principally to purchase inventory, fund media advertising and fund the Company’s overhead and operating costs.

Item 7A.  Quantitative and Qualitative Disclosers About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

AmerElite Solutions, Inc.
(A Development Stage Company)

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2008 and 2007	F-2

Statements of Operations for the Years Ended December 31, 2008 and 2007 and from Inception (July 26, 1994) to December 31, 2008	F-3

Statements of Stockholders' Equity from Inception (July 26, 1994) to December 31, 2008	F-4 to F-5

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and from Inception (July 26, 1994) to December 31, 2008	F-6

Note to the Financial Statements	F-7 to F-14

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AmerElite Solutions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of AmerElite Solutions, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from inception on July 26, 1994 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmerElite Solutions, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from inception on July 26, 1994 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has accumulated losses of $2,507,855 as of December 31, 2008 and negative working capital of $517,849. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might 1result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 31, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS

Current Assets:
Cash and Cash Equivalents	$1,892	$7,128
Accounts Receivable	1,119	775
Inventory	12,778	22,141

Total Current Assets	15,789	30,044

Fixed Assets:
Furniture and Equipment, net	8,441	13,775
Other Assets:
Formula and Rights	400,000	400,000
Trademarks, Trade Names	13,729	13,054
Deposits	1,135	1,135

Total Assets	$439,094	$458,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$404,939	$92,831
Accrued Payroll	70,000	70,000
Accrued Interest Payable	-	-
Notes Payable	58,700	2,500

Total Current Liabilities	533,639	165,331

Total Liabilities	533,639	165,331

Stockholders' Equity

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding on December 31, 2008 and
2007 is 550,000 respectively	550	550

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
outstanding on December 31, 2008 and 2007
is 8,665,247 and 8,665,247 respectively	10,831	10,831

Additional Paid-in Capital	2,478,156	2,478,156
Subscriptions (Receivable)/Cash Receipts	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(2,507,856)	(2,120,634)

Total Stockholders' Equity	(94,545)	292,677

Total Liabilities and Stockholders' Equity	$439,094	$458,008

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations

			July 26, 1994
	Year Ended		(Inception)
	December 31,		to December 31,
	2008	2007	2008
Revenue	$2,637	$19,122	$21,759

Total Revenue	2,637	19,122	21,759

Cost of Goods Sold	1,122	4,198	5,320

Gross Profit	1,515	14,924	16,439

Operating Expenses
Salaries and Wages	280,000	96,103	772,198
General and Administrative	69,319	69,902	434,966
Professional and Consulting	39,418	231,164	513,476
Product Development	-	-	84,851
Marketing	-	23,404	289,551
Investor Relations	-	63,000	465,672

Total Expenses	388,737	483,573	2,560,714

(Loss) from Operations	(387,222)	(468,649)	(2,544,275)

Other Income/(Expense)
Other Income	-	-	4,517
Interest Income	-	12,336	45,173
Interest Expense	-	(13,217)	(13,217)

Total Other Income/(Expense)	-	(881)	36,473

Net Income/(Loss) Before Income Taxes	(387,222)	(469,530)	(2,507,802)

Income Tax Expense	-	(53)	(53)

Net Income/(Loss)	$(387,222)	$(469,583)	$(2,507,855)

Basic (Loss) per Share	$(0.04)	$(0.07)

Weighted Average Number of Common Shares	8,665,247	6,383,638

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Stockholders' Equity

Inception 26-Jul-1994 to 31-Dec-2008

							(Deficit)
							Accumulated
						Stock	During
	Preferred Stock		Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, Inception July 26, 1994	-	$-	-	$-	$-	$-	-	$-

Common Shares issued to founders
26-Jul-1994 @ $0.00125 per share			2,080,000	2,600	-			2,600

Common Shares issued for services
26-Jul-1994 @ $0.00125 per share			80,000	100	-			100

Net (Loss)							(49,500)	(49,500)

Balance, December 31, 1994	-	-	2,160,000	2,700	-	-	(49,500)	(46,800)

Common Shares issued for Cash on
29-Jun-1995 @ $1.25 per share			80,000	100	49,900			50,000

Net (Loss)							(181,369)	(181,369)

Balance, December 31, 2004	-	-	2,240,000	$2,800	$49,900	$-	(230,869)	$(178,169)

Common Shares issued for Cash on
3-May-05 @ $0.50 per share			200,000	250	99,750	(85,000)		15,000

Common Shares issued to purchase
Assets on 11-May-05 @ $0.50			800,000	1,000	399,000			400,000

Common Shares issued for Cash on
21-Jul-05 @ $1.00 per share			250,000	313	249,687	(250,000)		-

Common Shares issued for Service
on 13-Oct-05 @ $0.83 per share			370,000	462	443,538			444,000

Common Shares returned and cancelled
on 13-Oct-05 @ $0.83 per share			(50,000)	(63)	(59,937)			(60,000)

Net (Loss)							(483,422)	(483,422)

Balance, December 31, 2005	-	-	3,810,000	4,762	1,181,938	(335,000)	(714,291)	137,409

Common Shares issued for Service on
27-Jan-06 @ $0.683 per share			205,000	256	139,744			140,000

Common Shares issued for employee
Compensation on 27-Jan-06 @ $0.60			327,500	410	196,090			196,500

Common Shares issued for Service
on 8-May-06 @ $0.828 per share			20,360	25	16,835			16,860

Common Shares issued for Service
on 14-Jul-06 @ $0.312 per share			410,000	513	127,487			128,000

Common Shares issued for Service
on 17-Jul-06 @ $0.50 per share			500,000	625	249,375			250,000

Common Shares issued for Service
on 8-Nov-06 @ $0.50 per share			30,000	37	14,963			15,000

Net (Loss)							(936,760)	(936,760)

Statements of Stockholders' Equity - continued

Balance, December 31, 2006	-	-	5,302,860	6,628	1,926,432	(335,000)	(1,651,051)	(52,991)

Common Shares issued for Service
on 24-Jan-07 @ $0.33 per share			160,000	200	52,800			53,000

Cash Received on Subscriptions						258,774		258,774

Preferred Shares issued for Officer
compensation on 20-Feb-07 @ $0.30	250,000	250			74,750			75,000

Common Shares issued for employee
compensation on 3-Jul-07 @ $0.10			900,000	1,125	88,875			90,000

Common Shares issued for Service
on 3-Jul-07 @ $0.10 per share			550,000	688	54,312			55,000

Preferred Shares issued for Officer
compensation on 3-Jul-07 @ $0.10	300,000	300			29,700			30,000

Common Shares issued for Service
on 10-Jul-07 @ $0.03 per share			500,000	625	14,375			15,000

Common Shares issued for Service
on 24-Jul-07 @ $0.167 per share			360,000	450	59,550			60,000

Common Shares issued to Retire Debt
on 24-Jul-07 @ $0.199 per share			892,387	1,115	177,362			178,477

Net (Loss)							(469,583)	(469,583)

Balance, December 31, 2007	550,000	550	8,665,247	10,831	2,478,156	(76,226)	(2,120,634)	292,677

Net (Loss)							(387,222)	(387,222)

Balance, December 31, 2008	550,000	$550	8,665,247	$10,831	$2,478,156	$(76,226)	$(2,507,856)	$(94,545)

The Company was inactive from 1995 to 1997 and again from 1999 through 2004, the company has summarized the accumulated deficit for those periods in these statements
On April 16, 1997 the company executed an 8:1 forward stock split and on December 8, 2006 the company executed a 10:1 reverse stock split that have been retroactively applied to the above schedule.
During the years ended December 31, 2005 and December 31, 2006 the Company issued a total of 950,000 unrestricted shares of its common stock in three exempt transactions under Rule 504 of Regulation D and accepted subscription notes as the original consideration.

Some payments have been made against those notes. The Company is in the process of collecting from the original investor all the unrestricted shares for cancellation. In return, the Company will issue an equal number of restricted shares thereby eliminating the original issue under the Rule 504 exemption

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows

			July 26, 1994
	Year Ended		(Inception)
	December 31,		to December 31,
	2008	2007	2008
Operating Activities
Net Loss	$(387,222)	$(469,583)	$(2,507,855)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	378,000	1,511,060
Depreciation and Amortization	6,667	5,333	12,000
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	(344)	(775)	(1,119)
(Increase)/Decrease in Interest Receivable	-	32,837	-
(Increase)/Decrease in Inventory	9,363	(8,654)	(12,778)
(Increase)/Decrease in Deposits	-	-	(1,135)
Increase/(Decrease) in Accounts Payable	312,108	(41,130)	404,938
Increase/(Decrease) in Accrued Liabilities	-	(29,493)	70,000

Net Cash (Used) by Operating Activities	(59,428)	(133,465)	(524,889)

Investment Activities
Investment in Trademarks and Trade Names	(675)	(2,100)	(13,729)
Purchase of Equipment	(1,333)	(441)	(20,441)

Net Cash (Used) by Investment Activities	(2,008)	(2,541)	(34,170)

Financing Activities
Proceeds from Loans	56,200	-	405,909
(Repayments) of Loans		(168,732)	(168,732)
Proceeds from the Sale of Stock	-	258,774	323,774

Net Cash Provided by Financing Activities	56,200	90,042	560,951

Net Increase / (Decrease) in Cash	(5,236)	(45,964)	1,892

Cash, Beginning of Period	7,128	53,092	-

Cash, End of Period	$1,892	$7,128	$1,892

Supplemental Information:
Interest Paid	$-	$13,217	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$-	$1,511,060
Stock Issued to Convert Debt	$-	$-	$178,477
Stock Issued to Acquire Assets	$-	$-	$400,000

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2008 and 2007)

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

Financial Statement Presentation

The balance sheet presentation herein includes all assets and liabilities at historical cost.  The Company is currently in the developmental stage and has capitalized product development costs and marketing costs as prepaid expenses.  The Company has on occasion issued shares of its common stock in exchange for certain services from the Company’s Officers & Directors, business consultants and vendors.  The stock has been issued at the fair-valued-based method in accordance with FASB –123.  The cost of these services has been expensed in the period when the services were performed. No costs of services that were paid with stock have been capitalized.

Use of Estimates and Assumptions

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

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2008 and 2007)

NOTE  2.                     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Inventory

Inventories are stated at the lower of cost or market.  Costs for ingredients, labels and containers are determined by specific identification.  Costs for finished goods are determined by average cost by product.

As of December 31, 2008 and 2007, inventory consisted of the following:

	2008	2007
Raw Material	$7,794	$14,096
Finished Goods	4,430	7,524
Packaging	554	521

Total	$12,778	$22,141

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

During the year ended December 31, 2007 the Company issued 550,000 shares of preferred stock that are each convertible to two shares of common stock on the second anniversary of their issue.   These common stock equivalents were not included in the computation of loss per share for December 31, 2008 as the effect would be anti-dilutive.

Furniture and Equipment

The cost of furniture, equipment and computer hardware and software is depreciated over the estimated useful lives of the related assets.

●	Office furniture and equipment	5 years
●	Computer hardware and software	3 years

Depreciation is computed on the straight-line method for both financial reporting and for income tax purposes.

As of December 31, 2008 and 2007, fixed assets consisted of the following:

	2008	2007
Office Furniture and Equipment	$10,000	$10,000
Computer Hardware and Software	10,441	10,441

Subtotal	20,441	20,441
Less:
Accumulated Depreciation	(12,000)	(6,666)

Total Furniture and Equipment	$8,441	$13,775

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2008 and 2007)

NOTE  2.                     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

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

The trademark registration certificates issued by the U.S. Patent and Trademark Office is for ten years initially but can be renewed indefinitely.  Many trademarks have been registered and protected for over 100 years.

The Company believes that the useful lives of its trademarks are associated with the production and marketing of the product rather than the development of formulations and the date of registration of the trademark.  Accordingly, the Company will amortize these costs on a straight-line basis over an industry standard of 10 years once production and marketing begins.

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

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2008 and 2007)

NOTE  2.                     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Revenue and Cost Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs of $23,404 and $261,647 during the years ended December 31, 2007 and 2006, respectively.  No advertising costs have been incurred during the year ended December 31, 2008.

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

NOTE 4.                      GOING CONCERN:

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated losses of $2,507,855 as of December 31, 2008 and negative working capital (current assets minus current liabilities) of $517,849.  The Company’s ability to continue in existence is dependent upon its ability to raise funds for its direct response-marketing program.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has decreased its rate of net loss from $926,100 during the year ended December 31, 2006 to $469,583 during 2007 and then to $387,222 during 2008.

Management’s plan is to raise capital by offering shares of its common stock, $.00125 par value, on a best efforts basis to accredited investors only, pursuant to the exemption from registration contained in Section 4(2) and Regulation D adopted under the Securities Act of 1933 as amended.

Management plans to begin marketing and become fully operational during the year 2008.

NOTE 5.                      NOTES PAYABLE

As of December 31, 2008 and 2007, notes payable consisted of the following:

	2008	2007
Demand Note, non-interest bearing	58,700	2,500

Total Notes Payable	$58,700	$2,500

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2008 and 2007)

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $877,849, which is calculated by multiplying a 35% estimated tax rate by the items making up the deferred tax account, the estimated NOL through December 31, 2008of $2,507,855. The total valuation allowance is a comparable $877,849.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the years ended December 31, 2007 and 2006.

December 31,	2007	2006
Deferred Tax Asset	$135,528	$164,354
Less: Valuation Allowance	(135,528)	(164,354)
Net Current Deferred Tax Asset	$0	$0

Below is a chart showing the federal net operating losses and the years in which they will expire:

Year	Amount	Expiration
1994	$49,500	2014
2004	181,369	2024
2005	483,422	2025
2006	926,100	2026
2007	469,583	2027
2008	387,222
Total NOL	$2,507,855

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

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2008 and 2007)

NOTE 7.                      STOCKHOLDERS’ EQUITY - continued

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

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2008 and 2007)

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

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) issued by the Financial Accounting Standards Board (FASB) and their effect on the Company.

FASB Staff Position EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.

We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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
Notes to Audited Financial Statements
(December 31, 2008 and 2007)

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

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.

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

The adoption of this new Statement has no material effect on the Company’s current financial position, results or operations, or cash flows.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting Policies

None

Item 9A.  Controls and Procedures.

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

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting or in other factors that have materially, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Bylaws provide that we must have at least one director. Each director will serve until our next annual shareholder meeting, to be held sixty days after the close of the fiscal year, or until a successor is elected who accepts the position. Directors are elected for one-year terms. Our Board of Directors may elect our officers at any regular or special meeting of the Board of Directors.

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Robert L. Knapp	40	Director/President
Courtney Knapp	36	Director/Vice President

Business Experience

The following is a brief description of the education and business experience of each director and officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Item 10. Directors, Executive Officers and Corporate Governance - continued

Rob Knapp, President/Director

As President, Mr. Knapp Age 40, has over 10 years of executive experience serving both public and private companies.  His experience includes; executive management, business development, e-commerce, product launch and development, marketing, systems management & budgeting and forecasting.

Since 2005, Mr. Knapp has served as CEO/President of AmerElite Solutions, Inc.  During this time Mr. Knapp has spearheaded the development and launch of six products that make the Collèsense™ Premium Skin Care Collection.  He also has secured over 1 million dollars used to fund research and development, manufacturing, advertising and marketing, investor relations and daily operations.  Additionally, he has overseen the company’s retail operations and an e-commerce site in which Collèsense™ is currently available for sale.

From 2001 to 2005, Mr. Knapp served as Executive Vice President of Rostco Enterprises, Inc., a company that ran specialty retail programs in regional malls nationally.  With the specialty retail sales season no more than 3 months, inventory replenishment was vital to maximizing sales.  Mr. Knapp coordinated the implementation of a point of sales system that automatically downloaded sales nightly, collected credit card sales in order to minimize receivables and was the basis for automatic reorders.  In turn, he worked with a third party software company to develop a back office inventory control system that would prioritize and automatically generate reorders to ship replenishment product to over 120 sites up to five times a week.  This on site and back office system helped to grow the company from 13 locations to 120 locations that generated over 10 million dollars in retail sales in a four-month period.  Mr. Knapp also developed training programs for licensed operators, established a logistics program that stream-lined the opening of over 120 locations in 4 weeks and developed customer support program for licensed dealers.

After graduating from Michigan State University in 1994, Mr. Knapp worked for Allen Bradley, a division of Rockwell International.  During his tenure with Allen-Bradley Mr. Knapp was responsible for designing custom packaged products before being promoted to a position as engineering specialist for national accounts.  In 1997, Mr. Knapp accepted a position as VP of Operations for a chain of retail stores.  He was responsible for implementing a point of sale inventory control software and hardware package in all of the chains retail operations.  This implementation resulted in a 5% increase in profitability.  He oversaw the expansion and build out of 3 stores in 2 years which increased sales revenue by 15%.  Mr. Knapp was responsible for the development of e commerce sales for the company and implemented a preferred customer-marketing program that resulted in a 7% sales increase the first year.

Mr. Knapp is currently devoting approximately 40 hours a week of his time to the Company, and is planning to continue to do so during the next 12 months of operation.

Mr. Knapp is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Courtney Knapp, Director/Vice President

Courtney Knapp, Age 36, Director & Vice President of AmerElite Solutions, graduated from Michigan State University with a Bachelor of Arts in Business Administration, Materials and Logistics Management.  In 1995 she went to work in Commercial Real Estate in some of Chicago’s premier office properties.  Managing both historical and modern properties she was responsible for the budget development, management and reporting, construction and maintenance projects, contract management and tenant relations.

In 2002, Ms. Knapp went to work for a company that ran specialty retail programs across the country.  She was responsible for national and international product procurement, purchasing and product development.  She worked internationally to develop new items for the company.  Ms. Knapp traveled to China to source a manufacturing facility and negotiated pricing and terms for product manufacturing.

Since 2005, Ms. Knapp has been actively involved with the development and implementation of a number of corporate web sites for several different companies.  She has set up e-commerce sites and coordinated with outside professionals to strategically and successfully market these sites via search engines and email campaigns.   Ms. Knapp recently designed and developed web sites for two publicly traded companies. Over the last 2 years she has written product testing protocols for AmerElite Solutions, assisted in writing and posting AmerElite’s news releases, manufactured the company’s intellectual property, Collamin_G, and assisted in the development, texture, fragrance and color of the Collèsense™  product line.  She brings her experience with e-commerce, web site development and Internet marketing as well as product development and procurement to AmerElite Solutions.

Ms. Knapp is currently devoting approximately 2-3 hours a week of her time to the Company, and is planning to continue to do so during the next 12 months of operation.

Ms. Knapp is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert L. Knapp	2007 2008	-0- -0-	-0- -0-	60,000 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	60,000 -0-

Courtney Knapp	2007 2008	-0- -0-	-0- -0-	15,000 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	15,000 -0-

Robert L. Knapp became the controlling shareholder on May 11, 2005 and subsequently the President and Director shortly thereafter.  Robert Knapp has spent nearly full time running the Company and developing the Collèsense™ line of products.  Mr. Knapp received $60,000 worth of the Company’s stock in 2007 and did not receive any compensation during 2008.

Courtney Knapp, Robert’s sister, became an officer in 2005 and was not elected as a Director until 2006.  Miss Knapp who works for the Company on a part time basis has also only received one payroll check in the amount of $1,384 and no other compensation of any kind except $18,000 worth of the Company’s stock in 2005.  Ms. Knapp received $15,000 worth of the Company’s stock in 2007 did not receive any compensation during 2008.

Option/SAR Grants

Currently, we have no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

Currently, we do not have any long-term incentive plans.

Directors Compensation

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of December 31, 2008, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Item 12. Security Ownership of Certain Beneficial Owners and Management - continued

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Amount & Type of Stock	Percentage of Class
Robert L. Knapp 3122 W. Clarendon Phoenix, AZ 85017	Common Stock: 1,619,150 shares	18.97%
	Preferred Stock: 400,000 shares	72.73%
Courtney Knapp 3122 W. Clarendon Phoenix, AZ 85017	Common Stock: 349,500	4.09%
	Preferred Stock: 100,000	18.18%
GR Hanby Co., Inc. 16845 N. 29th Ave. #624 Phoenix, AZ 85053	Common Stock 766,850	8.98%
William O’Neal 9828 N. Fireridge Trail Fountain Hills, AZ 85268	Common Stock 500,000	5.86%
All directors and officers as a group	1,968,650	23.06%
Total Outstanding	8,533,247	100.00%

Notes to the table:

(1)
Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

(2)
This table is based upon information obtained from our stock records. We believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 13. Certain Relationships and Related Transactions, and Director Interdependence

The Company has not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of AMRX or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

Audit Fees

The Company paid $17,599 in Audit fees for the year ending December 31, 2008 and $13,155 in Audit fees for the year ending December 31, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

2.	Exhibits. The Exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

23.1	Consent of Moore and Associates, Chartered

31	Certification of Chief Executive Officer and Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERELITE SOLUTIONS, INC

/s/  Robert L Knapp                                                                                                                          April 6, 2009

Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

/s/  Robert L Knapp                                                                                                                          April 6, 2009

Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer