Form 10-Q
period 2009-03-31
AMERELITE SOLUTIONS, INC.
filed 2009-07-22
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒	QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________ Commission File Number:

AMERELITE SOLUTIONS™, INC.

 (Name of small business issuer in its Charter)

Nevada	76-0766174
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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
8,533,297 of common stock
550,000 of preferred stock

AmerElite Solutions, Inc.
(A Development Stage Company)

Part I - Financial Information

Item 1.  Financial Statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Condensed Balance Sheets

		December 31,
	March 31,	2008
	2009	(Audited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$826	$1,892
Accounts Receivable	1,119	1,119
Inventory	12,778	12,778

Total Current Assets	14,723	15,789

Fixed Assets:
Furniture and Equipment, net	7,108	8,441
Other Assets:
Formula and Rights	400,000	400,000
Trademarks, Trade Names	13,879	13,729
Deposits	1,335	1,135

Total Assets	$437,045	$439,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$465,811	$404,939
Accrued Payroll	70,000	70,000
Accrued Interest Payable	-	-
Notes Payable	64,500	58,700

Total Current Liabilities	600,311	533,639

Total Liabilities	600,311	533,639

Stockholders' Equity

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding on March 31, 2009 and December 31,
2008 is 550,000 respectively	550	550

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
outstanding on March 31, 2009 and December 31,
2008 is 8,665,247 and 8,665,247 respectively	10,831	10,831

Additional Paid-in Capital	2,478,156	2,478,156
Subscriptions (Receivable)/Cash Receipts	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(2,576,577)	(2,507,856)

Total Stockholders' Equity	(163,266)	(94,545)

Total Liabilities and Stockholders' Equity	$437,045	$439,094

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Condensed Statements of Operations
			July 26, 1994
			(Inception)
	March 31,	March 31,	to March 31,
	2009	2008	2009
Revenue	$-	$660	$21,759

Total Revenue	-	660	21,759

Cost of Goods Sold	-	256	5,320

Gross Profit	-	404	16,439

Operating Expenses
Salaries and Wages	57,500	70,000	829,698
General and Administrative	9,134	12,931	444,100
Professional and Consulting	2,088	17,841	515,564
Product Development	-	-	84,851
Marketing	-	-	289,551
Investor Relations	-	-	465,672

Total Expenses	68,722	100,772	2,629,436

(Loss) from Operations	(68,722)	(100,368)	(2,612,997)

Other Income/(Expense)
Other Income	-	-	4,517
Interest Income	-	-	45,173
Interest Expense	-	-	(13,217)

Total Other Income/(Expense)	-	-	36,473

Net Income/(Loss) Before Income Taxes	(68,722)	(100,368)	(2,576,524)

Income Tax Expense	-	-	(53)

Net Income/(Loss)	$(68,722)	$(100,368)	$(2,576,577)

Basic (Loss) per Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares	8,665,247	8,665,247

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Condensed Statements of Cash Flows

			July 26, 1994
			(Inception)
	March 31,	March 31,	to March 31,
	2009	2008	2009
Operating Activities
Net Loss	$(68,722)	$(100,368)	$(2,576,577)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	-	1,511,060
Depreciation and Amortization	1,333	1,334	13,333
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	-	399	(1,119)
(Increase)/Decrease in Interest Receivable	-	-	-
(Increase)/Decrease in Inventory	-	91	(12,778)
(Increase)/Decrease in Deposits	(200)	-	(1,335)
Increase/(Decrease) in Accounts Payable	60,873	97,035	465,811
Increase/(Decrease) in Accrued Liabilities	-	-	70,000

Net Cash (Used) by Operating Activities	(6,716)	(1,509)	(531,605)

Investment Activities
Investment in Trademarks and Trade Names	(150)	-	(13,879)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	(150)	-	(34,320)

Financing Activities
Proceeds from Loans	5,800	-	411,709
(Repayments) of Loans		-	(168,732)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	5,800	-	566,751

Net Increase / (Decrease) in Cash	(1,066)	(1,509)	826

Cash, Beginning of Period	1,892	7,128	-

Cash, End of Period	$826	$5,619	$826

Supplemental Information:
Interest Paid	$-	$1,070	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$-	$1,511,060
Stock Issued to Convert Debt	$-	$-	$178,477
Stock Issued to Acquire Assets	$-	$-	$400,000

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(March 31, 2009 and December 31, 2008)

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

NOTE 2.         CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009 is not necessarily indicative of the operating results for the full year.

NOTE 3.         GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2009 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Overview

AmerElite Solutions, Inc. is a development stage company with limited operations and revenues to date, limited financial backing and its assets are predominately intangible.   The current stage of our Business Plan  is to establish ourselves as a company that has developed and manufactured and is attempting to obtain financing so that it can market and sell the Collesènse™ Premium Skin Care Collection.  Distribution will initially be based on direct response and Internet based advertising campaign.  As a follow up, we plan to introduce Collesènse™ on a kiosk program in high traffic, regional shopping centers across the country.  We are planning to target the rapidly growing baby boomers generation offering a full spectrum of skin care products designed to naturally improve skin wellness and provide anti-aging properties.  These markets continue to expand with double-digit annual growth.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

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

Results of Operations:

Three Months Ended March 31, 2009 and March 31, 2008.

During the three months ended March 31, 2009, we generated $0 in revenue compared to revenues of $660 for the same period ending March 31, 2008. Net losses for the three months ending March 31, 2009, were $ (68,722) compared to net losses of $ (100,368) for the same period ending March 31, 2008, and were primarily attributable to administrative expenses, professional and consulting fees.

For the quarter ended March 31, 2009 there were no sales of the Collesènse™ Premium Skin Care Collection.  The company needs additional capital to manufacture product.  Cost of Goods for the period ending March 31, 2009 was $0.  The total Operating Expenses for the period ending March 31, 2009 were $68,722.  These expenses were comprised of $57,500 for salaries and wages; $2,088 for professional and consulting fees; $9,134 for general and administrative expense.  With a Gross Profit of $0 and operating expenses totaling $68,722 the Company had a loss from operation in the three (3) months ending March 31, 2009 of $68,722.

Liquidity and Capital Resources:

At March 31, 2009, the Company’s total assets of $ 437,045 exceeded current liabilities of $600,311. We had cash on hand of $ 826.  The Company’s current cash requirement is an average of $4,000 per month.  AmerElite anticipates a small source of liquidity during the upcoming 12 months will be derived from proceeds generated from the sales of our products.  The Company’s Management made arrangements to borrow the necessary capital to pay for expenses during the period ending March 31, 2009.  The Company’s management plans to raise the majority of this capital needed by borrowing funds and/or offering shares of its common stock, $.00125 par value, on best efforts to accredited investors only, pursuant to the exemptions from registration in Section 4 (2) and Regulation D adopted under the Securities Act of 1933 as amended.  However, there is no assurance that financing will be available on reasonable terms or at all.  AmerElite Solutions intends to use its working capital principally to purchase inventory, fund media advertising and fund the Company’s overhead and operating costs.

Item 3.  Quantitative and Qualitative Disclosers About Market Risk.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.
31.1	Certification of Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERELITE SOLUTIONS, INC.

Date: July 17, 2009	By:	/s/ Robert L. Knapp
Principal Executive Officer
Principal Financial Officer