Form 10-Q/A
period 2009-03-31
AMERELITE SOLUTIONS, INC.
filed 2010-06-02
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

AMENDED

[mark one]

☒	QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2009 - AMENDED

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________ Commission File Number:

AMERELITE SOLUTIONS™, INC.

 (Name of small business issuer in its Charter)

Nevada	76-0766174
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009 :
8,533,297 of common stock
550,000 of preferred stock

AmerElite Solutions, Inc.
(A Development Stage Company)

Part I - Financial Information

Item 1.  Financial Statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	Audited & Restated
ASSETS

Current Assets:
Cash and Cash Equivalents	$826	$1,892
Accounts Receivable	-	-
Inventory	-	-

Total Current Assets	826	1,892

Fixed Assets:
Furniture and Equipment, net	7,108	8,441
Other Assets:
Formula and Rights	-	-
Trademarks, Trade Names	150	-
Deposits	1,335	1,135

Total Assets	$9,419	$11,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$470,900	$270,494
Accrued Payroll	70,000	70,000
Notes Payable	64,500	58,700
Related Party Payables		134,444

Total Current Liabilities	605,400	533,638

Total Liabilities	605,400	533,638

Stockholders' Equity

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding on December 31, 2008 and
2007 is 550,000 respectively	550	550

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
outstanding on December 31, 2008 and 2007
is 8,665,247 and 8,665,247 respectively	10,831	10,831

Additional Paid-in Capital	2,478,156	2,478,156
Subscriptions (Receivable)	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(3,009,292)	(2,935,481)

Total Stockholders' Equity	(595,981)	(522,170)

Total Liabilities and Stockholders' Equity	$9,419	$11,468

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

			July 26, 1994
	March 31,	March 31,	(Inception)
			to March 31,
	2009	2008	2009
Revenue	$-	$660	$21,759

Total Revenue	-	660	21,759

Cost of Goods Sold	-	256	5,320

Gross Profit	-	-	16,439
	0	0
Operating Expenses
Salaries and Wages	57,500	70,000	829,698
General and Administrative	9,223	12,931	871,868
Professional and Consulting	7,088	17,841	520,564
Product Development	-	-	84,851
Marketing	-	-	289,551
Investor Relations	-	-	465,672
		-
Total Expenses	73,811	100,772	3,062,204

(Loss) from Operations	(73,811)	(100,772)	(3,045,765)

Other Income/(Expense)
Other Income	-	-	4,517
Interest Income	-	-	45,173
Interest Expense	-	-	(13,217)

Total Other Income/(Expense)	-	-	36,473

Net Income/(Loss) Before Income Taxes	(73,811)	(100,772)	(3,009,292)

Income Tax Expense	-	-	-

Net Income/(Loss)	$(73,811)	$(100,772)	$(3,009,292)

Basic (Loss) per Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares	8,665,247	8,665,247

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)
			July 26, 1994
	March 31,	March 31,	(Inception)
			to March 31,
	2009	2008	2009
Operating Activities
Net Loss	$(73,811)	$(100,772)	$(3,009,292)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	-	1,511,060
Depreciation and Amortization	1,334	1,334	13,334
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	-	399	(1,119)
(Increase)/Decrease in Interest Receivable	-	-	-
(Increase)/Decrease in Inventory	-	495	414,847
(Increase)/Decrease in Deposits	(200)	-	(1,335)
Increase/(Decrease) in Accounts Payable	65,961	97,035	470,900
Increase/(Decrease) in Accrued Liabilities	-	-	70,000

Net Cash (Used) by Operating Activities	(6,716)	(1,509)	(531,605)
	-	-
Investment Activities		-
Investment in Trademarks and Trade Names	(150)	-	(13,879)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	(150)	-	(34,320)

Financing Activities
Proceeds from Loans	5,800	-	411,709
(Repayments) of Loans	-	-	(168,732)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	5,800	-	566,751

Net Increase / (Decrease) in Cash	(1,066)	(1,509)	826

Cash, Beginning of Period	1,892	7,128	-

Cash, End of Period	$826	$5,619	$826

Supplemental Information:
Interest Paid	$-	$1,070	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$-	$1,511,060
Stock Issued to Convert Debt	$-	$-	$178,477
Stock Issued to Acquire Assets	$-	$-	$400,000

The accompanying notes are an integral part of these statements

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

AmerElite Solutions, Inc. (the Company) was originally incorporated in the state of Nevada July 26, 1994 as ABC Home Care Specialists, Inc., and on May 18, 2005 changed its name to AmerElite Solutions, Inc. The Company is in the business of marketing and distributing skin care products.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Inventories

Inventories, consisting of building materials, are stated at the lower of cost or market (first-in, first-out method).

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments as reported in the accompanying balance sheet, approximates fair value.

NOTE 2.  RESTATEMENT OF 2008 FINANCIAL STATEMENTS

The Company in 2009 restated its December 31, 2008 financial statements to account for a $413,729 write down of intangible assets and a $12,778 write down of inventory. The effect of these changes on certain financial statement categories are as follows:
	Prior to	Adjustment	After
Year 2008	Adjustment	Amount	Adjustment

Inventory	$12,778	$(12,778)	$0
Intangible assets	$413,729	$(413,729)	$0
Net income (loss)	$(387,222)	$(427,625)	$(814,847)
Earnings (loss) per share	$(.04)	$(.05)	$(.09)

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

Results of Operations:

Three Months Ended March 31, 2009 and March 31, 2008.

During the three months ended March 31, 2009, we generated $0 in revenue compared to revenues of $660 for the same period ending March 31, 2008. Net losses for the three months ending March 31, 2009, were $(73,811) compared to net losses of $ (100,368) for the same period ending March 31, 2008, and were primarily attributable to administrative expenses, professional and consulting fees.

For the quarter ended March 31, 2009 there were no sales of the Collesènse™ Premium Skin Care Collection.  The company needs additional capital to manufacture product.  Cost of Goods for the period ending March 31, 2009 was $0.  The total Operating Expenses for the period ending March 31, 2009 were $73,811 .  These expenses were comprised of $57,500 for salaries and wages; $7,088 for professional and consulting fees; $9,223 for general and administrative expense.  With a Gross Profit of $0 and operating expenses totaling $73,811 the Company had a loss from operation in the three (3) months ending March 31, 2009 of $73,811 .

Liquidity and Capital Resources:

As a result to the restatement of the company’s December 31, 2008 financial statement the company wrote down assets in the amount of $427,626. At March 31, 2009 the company’s total assets of $9,149 were exceeded by total current liabilities of $605,401 . We had cash on hand of $ 826. The Company’s current cash requirement is an average of $4,000 per month. AmerElite anticipates a small source of liquidity during the upcoming 12 months will be derived from proceeds generated from the sales of our products. The Company’s Management made arrangements to borrow the necessary capital to pay for expenses during the period ending March 31, 2009. The Company’s management plans to raise the majority of this capital needed by borrowing funds and/or offering shares of its common stock, $.00125 par value, on best efforts to accredited investors only, pursuant to the exemptions from registration in Section 4 (2) and Regulation D adopted under the Securities Act of 1933 as amended.  However, there is no assurance that financing will be available on reasonable terms or at all.  AmerElite Solutions intends to use its working capital principally to purchase inventory, fund media advertising and fund the Company’s overhead and operating costs.

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

AMERELITE SOLUTIONS, INC.

Date: June 1, 2010	By:	/s/ Robert L. Knapp
Principal Executive Officer
Principal Financial Officer