Form 10-Q
period 2009-06-30
AMERELITE SOLUTIONS, INC.
filed 2010-06-03
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒	QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________ Commission File Number: 000-52846

AMERELITE SOLUTIONS™, INC.

 (Name of small business issuer in its Charter)

Nevada	76-0766174
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009:
16,778,633 of common stock
1,250,000 of preferred stock

AmerElite Solutions, Inc.
(A Development Stage Company)

Part I - Financial Information

Item 1. Financial Statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	June 30	December 31,
	2009	2008 (1)
	(Unaudited)	Audited & Restated
ASSETS

Current Assets:
Cash and Cash Equivalents	$822	$1,892

Total Current Assets	822	1,892

Fixed Assets:
Furniture and Equipment, net	5,775	8,441
Other Assets:
Trademarks, Trade Names	300	-
Deposits	1,135	1,135

Total Assets	$8,032	$11,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$79,378	$270,494
Accrued Payroll-Directors	-	70,000
Accrued Interest Payable	-	-
Notes Payable	2,900	58,700
Related Party Payables	70,000	134,445

Total Current Liabilities	152,278	533,639

Total Liabilities	152,278	533,639

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding on June 30, 2009 and December 31,
2008 is 1,250,000 and 550,000 respectively	1,250	550

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
outstanding on June 30, 2009 and December 31,
2008 is 16,778,633 and 8,665,247 respectively	20,972	10,831

Additional Paid-in Capital	2,990,415	2,478,156
Subscriptions (Receivable)/Cash Receipts	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(3,080,656)	(2,935,482)

Total Stockholders' Equity/(Deficit)	(144,245)	(522,171)

Total Liabilities and Stockholders' Equity	$8,033	$11,468

(1) Derived from audited financial statements

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

					July 26, 1994
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		to June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$170	$-	$830	$21,759

Total Revenue	-	170	-	830	21,759

Cost of Goods Sold	-	75	-	331	5,320

Gross Profit	-	95	-	499	16,439

Operating Expenses
Salaries and Wages	57,500	70,000	115,000	140,000	887,198
General and Administrative	8,771	18,520	17,994	31,267	880,586
Professional and Consulting	5,095	4,317	12,183	22,158	525,659
Product Development	-	-	-	-	84,851
Marketing	-	-	-	-	289,551
Investor Relations	-	-	-	-	465,672

Total Expenses	71,366	92,837	145,177	193,425	3,133,517

(Loss) from Operations	(71,366)	(92,742)	(145,177)	(192,926)	(3,117,078)

Other Income/(Expense)
Other Income	2	-	2	-	4,519
Interest Income	-	-	-	-	45,173
Interest Expense	-	-	-	-	(13,217)

Total Other Income/(Expense)	2	-	2	-	36,475

Net Income/(Loss) Before Income Taxes	(71,364)	(92,742)	(145,175)	(192,926)	(3,080,603)

Income Tax Expense	-	-	-	-	(53)

Net Income/(Loss)	$(71,364)	$(92,742)	$(145,175)	$(192,926)	$(3,080,656)

Basic (Loss) per Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares	16,778,633	8,665,247	16,778,633	8,665,247

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			July 26, 1994
	Six Months Ended		(Inception)
	June 30,		to June 30,
	2009	2008	2009
Operating Activities
Net Loss	$(145,175)	$(192,926)	$(3,080,656)
Adjustments to reconcile Net Loss:
Stock Issued for Service	83,845	-	1,594,905
Depreciation and Amortization	2,666	2,667	14,666
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	-	444	-
(Increase)/Decrease in Interest Receivable	-	-
(Increase)/Decrease in Inventory	-	108	-
(Increase)/Decrease in Deposits		-	(1,135)
Increase/(Decrease) in Accounts Payable	49,194	183,702	624,813
Increase/(Decrease) in Accrued Liabilities	-	-	70,000
Write Offs			435,279

Net Cash (Used) by Operating Activities	(9,470)	(6,005)	(342,128)

Investment Activities
Investment in Trademarks and Trade Names	(300)	-	(14,029)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	(300)	-	(34,470)

Financing Activities
Proceeds from Loans	8,700	-	420,209
(Repayments) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	8,700	-	377,420

Net Increase / (Decrease) in Cash	(1,070)	(6,005)	822

Cash, Beginning of Period	1,892	7,128	-

Cash, End of Period	$822	$1,123	$822

Supplemental Information:
Interest Paid	$-	$1,070	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$83,845	$-	$1,594,905
Stock Issued to Convert Debt	$374,755	$-	$553,232
Stock Issued to Acquire Assets	$-	$-	$400,000

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

NOTE 3.           RELATED PARTY TRANSACTIONS

In 2009 the Company converted $64,500 in notes due to related parties into 2,191,669 shares of common stock, converted $60,000 in compensation due to an officer into 2,000,000 common shares, and issued 2,703,550 common shares valued at $270,355 and 700,000 Preferred Class A shares valued at $70,000 to three officers for $283,755 in compensation due from prior years and $56,600 in current year compensation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2009 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Many of such factors are beyond our control.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward looking statements.  In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements in this report will in fact occur.  All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section.  We undertake no obligation to update any such forward-looking statements.

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

Results of Operations:

Six Months Ended June 30, 2009 and June 30, 2008.

During the six months ended June 30, 2009, we generated $0 in revenue compared to revenues of $830 for the same period ending June 30, 2008. Net losses for the six months ending June 30, 2009, were $ (145,175) compared to net losses of $ (192,926) for the same period ending June 30, 2008, and were primarily attributable to administrative expenses, professional and consulting fees.

For the quarter ended June 30, 2009 there were no sales of the Collesènse™ Premium Skin Care Collection.  The company needs additional capital to manufacture product.  Cost of Goods for the period ending June 30, 2009 was $0.  The total Operating Expenses for the period ending June 30, 2009 were $71,366.  These expenses were comprised of $57,500 for salaries and wages; $5,095 for professional and consulting fees; $8,771 for general and administrative expense.  With a Gross Profit of $0 and operating expenses totaling $71,366 the Company had a loss from operation in the three (3) months ending June 30, 2009 of $71,364.

Liquidity and Capital Resources:

As a result to the restatement of the company’s December 31, 2008 financial statement the company wrote down assets in the amount of $427,626.  At June 30, 2009 the company’s total assets of $8,032 were exceeded by total current liabilities of $152,278. We had cash on hand of $ 822.  The Company’s current cash requirement is an average of $4,000 per month.  AmerElite anticipates a small source of liquidity during the upcoming 12 months will be derived from proceeds generated from the sales of its products.  The Company’s Management made arrangements to borrow the necessary capital to pay for expenses during the period ending June 30, 2009.  The Company’s management plans to raise the majority of this capital needed by borrowing funds and/or offering shares of its common stock, $.00125 par value, on best efforts to accredited investors only, pursuant to the exemptions from registration in Section 4 (2) and Regulation D adopted under the Securities Act of 1933 as amended.  However, there is no assurance that financing will be available on reasonable terms or at all.  AmerElite Solutions intends to use its working capital principally to purchase inventory, fund media advertising and fund the Company’s overhead and operating costs.

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