Form 10-Q
period 2009-09-30
AMERELITE SOLUTIONS, INC.
filed 2010-06-04
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒	QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________ Commission File Number: 000-52846

AMERELITE SOLUTIONS™, INC.

 (Name of small business issuer in its Charter)

Nevada	76-0766174
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009:
16,778,633 of common stock
1,250,000 of preferred stock

AmerElite Solutions, Inc.
(A Development Stage Company)

Table of Contents

		Page

Part I - Financial Information

Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

	Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2009 and 2008 and from July 26, 1994 (Inception) to September 30, 2009	4

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and 2008 and from July 26, 1994 (Inception) to September 30, 2009	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	10

Part II - Other Information

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

Part I - Financial Information

Item 1. Financial Statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	Sept. 30	December 31,
	2009	2008 (1)
	(Unaudited)	Audited & Restated
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,018	$1,892
Accounts Receivable	-	-
Inventory	-	-

Total Current Assets	1,018	1,892

Fixed Assets:
Furniture and Equipment, net	4,441	8,441
Other Assets:
Formula and Rights	-	-
Trademarks, Trade Names	300	-
Deposits	1,135	1,135

Total Assets	$6,894	$11,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$135,824	$270,494
Accrued Payroll-Directors	-	70,000
Accrued Interest Payable	-	-
Notes Payable	12,400	58,700
Related Party Payables	70,000	134,444

Total Current Liabilities	218,224	533,638

Total Liabilities	218,224	533,638

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding on June 30, 2009 and December 31,
2008 is 1,250,000 and 550,000 respectively	1,250	550

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
outstanding on June 30, 2009 and December 31,
2008 is 16,778,633 and 8,665,247 respectively	20,973	10,831

Additional Paid-in Capital	2,990,414	2,478,156
Subscriptions (Receivable)/Cash Receipts	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(3,147,741)	(2,935,481)

Total Stockholders' Equity/(Deficit)	(211,330)	(522,170)

Total Liabilities and Stockholders' Equity	$6,894	$11,468

(1) Derived from audited financial statements

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

					July 26, 1994
	Three Months Ended		Nine Months Ended		(Inception)
	Sept. 30,		Sept. 30,		to Sept. 30,
	2009	2008	2009	2008	2009

Revenue	$-	$170	$-	$830	$21,759

Total Revenue	-	170	-	830	21,759

Cost of Goods Sold	-	75	-	331	5,320

Gross Profit	-	95	-	499	16,439

Operating Expenses
Salaries and Wages	57,500	70,000	172,500	140,000	944,698
General and Administrative	8,431	18,520	26,426	31,267	889,017
Professional and Consulting	1,102	4,317	13,285	22,158	526,761
Product Development	-	-	-	-	84,851
Marketing	-	-	-	-	289,551
Investor Relations	-	-	-	-	465,672

Total Expenses	67,033	92,837	212,211	193,425	3,200,550

(Loss) from Operations	(67,033)	(92,742)	(212,211)	(192,926)	(3,184,111)

Other Income/(Expense)
Other Income	-	-	2	-	4,519
Interest Income	-	-	-	-	45,173
Interest Expense	-	-	-	-	(13,217)

Total Other Income/(Expense)	-	-	2	-	36,475

Net Income/(Loss) Before Income Taxes	(67,033)	(92,742)	(212,209)	(192,926)	(3,147,636)

Income Tax Expense	(50)	-	(50)	-	(103)

Net Income/(Loss)	$(67,083)	$(92,742)	$(212,259)	$(192,926)	$(3,147,739)

Basic (Loss) per Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares	16,778,633	8,665,247	16,778,633	8,665,247

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			July 26, 1994
	Nine Months Ended		(Inception)
	Sept. 30,		to Sept. 30,
	2009	2008	2009
Operating Activities
Net Loss	$(212,259)	$(192,926)	$(3,147,739)
Adjustments to reconcile Net Loss:
Stock Issued for Service	83,845	-	1,594,905
Depreciation and Amortization	3,999	2,667	15,999
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	-	444	-
(Increase)/Decrease in Interest Receivable	-	-
(Increase)/Decrease in Inventory	-	108	-
(Increase)/Decrease in Deposits	-	-	(1,135)
Increase/(Decrease) in Accounts Payable	115,141	183,702	649,877
Increase/(Decrease) in Accrued Liabilities	-	-	70,000
Write Offs			435,279

Net Cash (Used) by Operating Activities	(9,274)	(6,005)	(382,814)

Investment Activities
Investment in Trademarks and Trade Names	(300)	-	(14,029)
Purchase of Equipment	-	-	20,441

Net Cash (Used) by Investment Activities	(300)	-	6,412

Financing Activities
Common Stock Issued for Employee Compensation	-	-	-
Preferred Stock Issued for Employee Compensation	-	-	-
Proceeds from Loans	8,700	-	420,209
(Repayments) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	8,700	-	377,420

Net Increase / (Decrease) in Cash	(874)	(6,005)	1,018

Cash, Beginning of Period	1,892	7,128	-

Cash, End of Period	$1,018	$1,123	$1,018

Supplemental Information:
Interest Paid	$-	$1,070	$13,217
Income Taxes Paid	$50	$-	$50

Significant Non-Cash Transactions:
Stock Issued for Services	$83,845	$-	$1,594,905
Stock Issued to Convert Debt	$374,755	$-	$553,232
Stock Issued to Acquire Assets	$-	$-	$400,000

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
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  RESTATEMENT OF 2008 FINANCIAL STATEMENTS

The Company in 2009 restated its December 31, 2008 financial statements to account for a $413,729 write down of intangible assets and a $12,778 write down of inventory. The effect of these changes on certain financial statement categories are as follows:

	Prior to	Adjustment	After
Year 2008	Adjustment	Amount	Adjustment

Inventory	$12,778	$(12,778)	$0
Intangible assets	$413,729	$(413,729)	$0
Net income (loss)	$(387,222)	$(427,625)	$(814,847)
Earnings (loss) per share	$(0.04)	$(0.05)	$(0.09)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the nine months ended September 30, 2009 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Results of Operations:

Nine Months Ended September 30, 2009 and September 30, 2008.

During the nine months ended September 30, 2009, we generated $0 in revenue compared to revenues of $830 for the same period ending September 30, 2008. Net losses for the nine months ending September 30, 2009, were $ (212,259) compared to net losses of $ (192,926) for the same period ending September 30, 2008, and were primarily attributable to administrative expenses, professional and consulting fees.

For the quarter ended September 30, 2009 there were no sales of the Collesènse™ Premium Skin Care Collection.  The company needs additional capital to manufacture product.  Cost of Goods for the period ending September 30, 2009 was $0.  The total Operating Expenses for the period ending September 30, 2009 were $67,033.  These expenses were comprised of $57,500 for salaries and wages; $1,102 for professional and consulting fees; $8,431 for general and administrative expense.  With a Gross Profit of $0 and operating expenses totaling $67,033 the Company had a loss from operation in the three (3) months ending September 30, 2009 of $67,083.

Liquidity and Capital Resources:

As a result to the restatement of the Company’s December 31, 2008 financial statement the company wrote down assets in the amount of $427,626.  At September 30, 2009, the company’s total assets of $6,894 were exceeded by total current liabilities of $218,224. The Company had cash on hand of $ 1,018.  The Company’s current cash requirement is an average of $4,000 per month.  AmerElite anticipates a small source of liquidity during the upcoming 12 months will be derived from proceeds generated from the sales of its products.  The Company’s Management made arrangements to borrow the necessary capital to pay for expenses during the period ending September 30, 2009.  The Company’s management plans to raise the majority of this capital needed by borrowing funds and/or offering shares of its common stock, $.00125 par value, on best efforts to accredited investors only, pursuant to the exemptions from registration in Section 4 (2) and Regulation D adopted under the Securities Act of 1933 as amended.  However, there is no assurance that financing will be available on reasonable terms or at all.  AmerElite Solutions intends to use its working capital principally to purchase inventory, fund media advertising and fund the Company’s overhead and operating costs.

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

AMERELITE SOLUTIONS, INC.

Date: June 4, 2010	By:	/s/ Robert L. Knapp
Principal Executive Officer
Principal Financial Officer