Form 10-K
period 2009-12-31
AMERELITE SOLUTIONS, INC.
filed 2010-10-14
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[mark one]

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year period ended: December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________

Commission File Number: 000-52846

AMERELITE SOLUTIONS™, INC.

(Name of small business issuer in its Charter)

Nevada	76-0766174
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

As of June 30, 2010 there were 15,084,353 shares of the Registrant's Common Stock issued and outstanding.

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

AmerElite Solutions, Inc. files annual, quarterly, current reports, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1.800.SEC.0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART I

Item 1.    Description of Business

AmerElite Solutions, Inc. (“AMRX”, “the Company”, “we”, “our”, or “us”) is engaged in the business of developing, manufacturing, marketing and selling the Collesense™ Premium Skin Care Collection, a revolutionary skin care line combining next generation science with nature to form the most advanced beauty treatment available today.  The Company owns the world wide rights to its intellectual property, Collamin_G®, a revolutionary anti-aging ingredient that is the main ingredient in the Collesense™ Skin Care Collection.

PRODUCTS AND SERVICES

AmerElite Solutions, Inc. provides a full spectrum of skin care products designed to naturally improve skin wellness and provide anti-aging properties with our Collesense™ Premium Skin Care Collection.  The Collesense™ system combines next generation science with nature to form the most advanced beauty treatment available today.  Utilizing aromatherapy and a variety of specific actives that include our proprietary ingredient, Collamin_G® - our innovative, botanically based formulas deliver a dramatic improvement in the general health, well-being and increased vitality for great looking skin.  Collesense™ products stimulate cell renewal, prevent and reduce the appearance of wrinkle and fine lines, dark circles, spider veins, rosacea, varicose veins and reduce under eye puffiness.

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

Principal Products

The Collesense™ Premium Skin Care Collection offers a daily system designed to work with the body’s natural systems to replenish, renew, and return the skin to a healthy, youthful state.  Each and every product in the Collesense™ family contains our proprietary ingredient, Collamin_G®, combined with natural, vegan and organic ingredients.  This unique combination creates the most advanced beauty treatment available today.  Collamin_G® is designed to provide nourishment to support the body’s natural process of collagen regeneration thereby creating tighter, firmer skin and reducing wrinkles and fine lines.  Combined with the science, we have developed a skin care line based on botanical derived products.  Botanically based products offer numerous advantages for the skin.  The skin recognizes, ‘biochemically’, plant derived products better that synthetic chemicals.  The result is healthy, balanced and hydrated that is effective on all skin types and in all climates. Used on a daily basis, the skin feels restored, refreshed and renewed.  The Collesense™ System encourages a step by step program with the use of these products to maximize results.

Collesense™ Cleansing Milk

This refreshing cleansing milk has been sold in our mall based test store and is currently being sold on the Company’s internet site.  Cleansing Milk has been sold both as an individual product and as part of the Collesense™ System.  It gently removes the build up of daily residue and make up, leaving the skin soft and radiant.  It will not dry out or strip your face as it cleans, soothes, and conditions the skin.

Item 1.    Description of Business - continued

PRODUCTS AND SERVICES - continued

Collesense™ Facial Scrub

This micro-exfoliating scrub has been sold in our mall based test store and is currently being sold on the Company’s internet site.  Facial Scrub has been sold both as an individual product and as part of the Collesense™ System.  It gently and effectively aids in the removal of the accumulation of dead surface cells, and refines the pores as it brightens and polishes the skin.

Collesense™ Serum_G®

This high potency serum has been sold in our mall based test store and is currently being sold on the Company’s internet site.  Serum_G® is the Company’s best selling product and has been sold both individually and as part of the Collesense™ System.  It is based on the revolutionary ingredient Collamin_G®.  Studies have shown that when used daily, Serum_G® reduces the appearance of fine lines and wrinkles and the skin appears tightened.  The effectiveness of Collamin_G® is based on a formula of ingredients native to the skin that stimulates the skin’s own collagen molecules. The elements of Collamin_G® are approximately 200-500 times smaller than the pores of the skin, which means that approximately 200-500 elements penetrate the skin through a single pore at one time.  Made from ingredients native to the skin Collamin_G® contains nutrients that are essential to support the body’s natural process of collagen regeneration.

Collesense™ Eye Balm

This elegant blend of botanicals and anti-oxidants has been sold in our mall based test store and is currently being sold on the Company’s internet site.  The Eye Balm has been sold both individually and as part of the Collesense™ System.  It replenishes, revitalizes and hydrates the delicate under eye area. The texture is creamy and delivers a very fine film to moisturize and soften the under eye area with no pilling or residue.  In addition, it may reduce the appearance of puffiness, dark circles, fine lines and wrinkles.

Collesense™ Daytime Moisturizer

This ultimate rejuvenating hydrator with natural sun filters has been sold in our mall based test store and is currently being sold on the Company’s internet site.  This Daytime Moisturizer has been sold both individually and as part of the Collesense™ System.  It delivers a sustained release of extraordinary moisture into the skin while at the same time creates a sealing barrier on the skin that offers protection from the visible effects of the environment and time.   It reduces the appearance of fine lines and wrinkles making beautiful skin a daily reality.  Contains botanically based ingredients that acts as a sun-filtering agent.

Collesense™ Night Cream

This revolutionary treatment that supplies a mega dose of anti-oxidants, botanicals and vitamins has been sold in our mall based test store and is currently being sold on the Company’s internet site.  This Night Cream has been sold both individually and as part of the Collesense™ System.  It is synergistically blended to deeply nourish the skin for new cellular growth and counter balance all free radical reaction that may damage the skin.  The Night Cream strengthens firms and encourages cell recovery.

The Collesense™ System offers a step by step program that cleans, exfoliates, treats, moisturizes and hydrates the skin.  The uniqueness of the system lies in the science.  Collamin_G® is an ingredient in each botanically based product.  Combining science and nature, the Collesense™ System works on top of and below the skin to treat the cause of the wrinkles in addition to moisturizing and hydrating the skin.  The consumer begins with the Cleansing Milk to clean away any debris and pollutants while cleaning the face.  Next is the Facial Scrub to clear away any dead skin cells and fully expose the pores.  The Serum_G® follows this with maximum penetration into the skin to support the body’s natural regeneration processes.  After the Serum_G® quickly absorbs, the Daytime Moisturizer with sun filtering agents is applied to moisturize and protect the face.  Finally, the Eye Balm is applied to energize and tone the sensitive skin around the eyes.  Now they can put on their make-up and face the day.  The Night Cream with antioxidants and vitamins is designed to revitalize the skin while sleeping.  Our Research and Development Department is working on several other products to compliment the Collesense™  family of products such as: Facial Mask, Toner, Body Wash and Body Lotion.  Using the Collesense™ System daily helps dramatically reduce the appearance of fine lines and wrinkles and improves the condition of the skin.  The skin appears lifted and restored to a youthful essence.

Item 1.    Description of Business - continued

PRODUCTS AND SERVICES - continued

Marketing Plan

The goal of the marketing plan is to educate our potential customers to truly understand the uniqueness of the Collesense™ Premium Skin Care Collection.  Our direct response plan and internet based advertising campaign fits within the overall business plan of controlling all aspects of the Collesense™ Premium Skin Care Collection line of products, from research and development, to manufacturing, warehousing, distribution and direct sales to the customer.  We intend to start with short and long form advertising broadcast nationwide.  The ads will educate the consumer to the uniqueness of Collesense™ and direct them to an informed sales representative or an Internet site.  Utilizing a professional sales team and the internet will allow the consumer to become educated to the unique benefits of using Collesense™ view testimonials and before and after photos, compare Collesense™ to existing skin care lines and place an order.

In addition to direct response advertising, Collesense™ will be aggressively promoted via the Internet.  We will work with outside professionals to develop, design, and implement a successful eStrategy in order to open up new markets, add in cross sales/up sells, offer new products, form qualified strategic partnerships, and launch an online affiliate solution.

The second phase of our marketing plan is to roll out a kiosk program in high traffic, regional shopping centers across the country.  This will allow the consumer to experience Collesense™ as well as have a sales representative available to answer any questions.  The addition of the kiosk program will offer consumers three separate channels - telephone, Internet and retail – to research and purchase Collesense™.

This will be followed by regular TV ads to reinforce the message, plus radio and print ads to broaden the base of potential customers and to build product recognition. At each stage, the consumer will be invited to call an 800 number to place an order. Once a targeted level of penetration is achieved, we will add additional distribution and sales through a network of carts in regional malls selling the Collesense™ line of anti-aging/anti-wrinkle products.  Our commercial message will be updated approximately every 6 months to keep the message fresh.  We are continually testing our product line to provide exciting new items to bring to the public.

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

Since we introduced Collesense™, we have received outstanding input from our growing customer base.  Based on their comments, we have developed additional products to keep up with the evolving skin care market.  Currently ready for production is our ‘Serum_H’, an ultra hydrator that ‘weather-proofs’ the skin.  This hydro-lipid restorer utilizes the ONLY botanically derived polymer available on the market today in order to naturally balance the moisture level of the skin for all climates.  In order to meet the growing demand from ethnic communities for a pale complexion, we have developed a skin brightening lotion that has been proven to lighten the skin tone.  Products that are currently in the development stage include a lotion to reduce varicose veins, treat rosacea, a facial mask, toner, body lotion, body wash, shampoo, conditioner and a mist.  We are totally committed to the Research and Development necessary to ensure continuous flow of new and improved products to the marketplace.

Item 1.    Description of Business - continued

PRODUCTS AND SERVICES - continued

Intellectual Property

The Company’s intellectual property includes our proprietary formulas.  Our Trade Secret program has been installed to protect these formulas.  Trade Secret Agreements have been signed by Officers & Directors, employees, vendors, consultants, and suppliers and manufactures.   To protect the formulas to our products and our products’ sales, we our relying on a combination of:

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

Facilities

In February 2008 we entered into a lease for our corporate office located at 3122 W. Clarendon, Phoenix, Arizona under an operating lease expiring in March 31, 2010.  As of April 1, 2010, our corporate office is being provided by one of our directors at no charge.  We do not own or lease interests in any property.

Employees

We are currently in the development stage.  During this development period, we plan to rely exclusively on the services of our officers and directors to establish business operations and perform or supervise the minimal services our business requires at this time.  We believe that they are capable of handling our initial operations, which are primarily administrative at this time.  We have no other full or part-time employees.

There is no intention of hiring other employees until the business has been successfully launched and we have sufficient, sustained revenues flowing to Amerelite Solutions from our operations or have raised sufficient equity capital.  Human resource planning will be part of an ongoing process that will include regular evaluation of operations and revenue realization.

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

Item 1.    Description of Business - continued

RESEARCH AND DEVELOPMENT - continued

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

None.

Item 1A.    Risk Factors

INVESTING IN SHARES OF OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK.   WE HAVE NOT GENERATED ANY SIGNIFICANT REVENUES AND HAVE NOT MADE A PROFIT SINCE INCEPTION.

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

We Are A Development Stage Company, Have Not Generated Revenues, And May Not Generate Significant Revenues For Some Months.

AmerElite is a developmental stage company.  In the last 12 months we have not yet generated any revenues, and we can not expect to generate substantial revenues until we have our advertising plan in operation.  We do not know when, if ever, our operations will be profitable.

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

Our Business And Financial Results Cannot Be Predicted, And Will Vary From Expectations.

We expect that our results will vary significantly in the future due to a number of reasons, including:

•	Our ability to establish acceptance and usage of our products,

•	Our ability to contract with competent manufactures and appropriate retailers,

•	Costs related to future growth and capital investments

•	Results of strategic agreements with companies that supply and product our products,

•	Our ability to attract, retain and motivate qualified personnel

Item 1A.    Risk Factors - continued

We Will Be Operating In A Highly Competitive Direct Response Marketing And Retail Environment.

We are aware of many competitors to our skin care collection, many of which are more established and have significantly more financial resources than we do.  Our success in this industry is largely dependent on our ability to educate the consumer as to why our product is better than our competition and establish the consumer’s need for the products.  Our ability to compete effectively in this industry also depends on our ability to be competitive in pricing, servicing and performance.

Loss Of Key Management Personnel Could Adversely Affect Our Business

Our success depends largely on the skills of certain key management personnel.  The loss of one or more members of our key management team may materially and adversely affect its business, financial condition, and results of operations. We particularly depend on our principal executive officers, Robert L. Knapp and Courtney Knapp. We intend on obtaining, but presently we do not have any, key man insurance.

Our Officers And Directors May Be Subject To Conflicts Of Interest

Our officers and directors serve only part time and may be subject to conflicts of interest. They devote part of their working time to other business endeavors, including consulting relationships with other corporate entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our business affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors may be subject to conflicts of interest.

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

Control By Management.

Currently the Company’s two Officers and Directors own 10.82% of the outstanding shares of common stock along with 72% of the Convertible Preferred Stock.  With conversion of the Preferred Stock into common shares, the Officers and Directors could own as much as 21.48% of the common stock.  Together with their immediate families they could control as much as 60.66%.  These officers with their family may be able to elect virtually all of the directors and control all operations of AmerElite Solutions, Inc.

Item 1A.    Risk Factors - continued

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

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

Item 1A.    Risk Factors - continued

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

Receive A ‘Going Concern Opinion’ From Auditor.

In AmerElite’s December 31, 2009 & 2008 Financial Statement, the Company has received a “Going Concern Opinion” from its auditors.  The Company’s ability to execute its Business Plan is dependent upon its ability to raise funds for its direct-response marketing program.  Management’s plan is to raise capital by borrowing funds and/or offering shares of its common stock.Because the outcome or this future event is not susceptible to reasonable estimation by management it was determined that a “Going Concern Opinion” was appropriate.

Earnings Needed For Expansion.

We intend to retain most future earnings, net of dividends that may be paid on common stock, to fund the operation and expansion.  We may not generate profits and that will not permit us to pay cash dividends on our common shares.

We Will Require Additional Funding In The Future.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our future exploration programs will be greatly limited. Our current plans require us to make capital expenditures for the future exploration of our natural resources properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of certain resources. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our business operations.

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

Nevada Law And Our Articles Of Incorporation May Protect Our Directors From Certain Types Of Lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Item 1A.    Risk Factors - continued

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

There Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on FINRA broker-dealers who make a market in “penny stocks”.  A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share.  Our shares currently are not traded on NASDAQ nor on any other exchange nor are they quoted on the OTC/Bulletin Board or “OTCBB”.  We are presently working with a broker-dealer to act as a market maker for our stock and they will file on our behalf with FINRA an application on Form 211 for approval for our shares to be quoted on the OTCBB.  If we are successful in establishing a market maker and successful in applying for quotation on the OTCBB, it is very likely that our stock will be considered a “penny stock”.   In that case, purchases and sales of our shares will be generally facilitated by FINRA broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sales of our shares in the secondary market.

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

We are authorized to issue up to 20,000,000 share of common stock of which 15,084,353 shares are issued and outstanding as of December 31, 2009.  We are authorized to issue up to 2,000,000 shares of preferred stock, of which 1,250,000 shares are issued and outstanding as of December 31, 2009.  Our Board of Directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders.   Consequently, the stockholders may experience more dilution in their ownership of AMRX in the future.

Item 1B.    Unresolved Staff Comments

As of the date of this Annual Report, there are no unresolved comments pending from the Securities and Exchange Commission.

Item 2.    Description of Property

During February 2008 we entered into a lease for our corporate offices under an operating lease expiring March 31, 2010.  As of April 1, 2010 the corporate office is being provided by one of our officers and directors, who provides the space at no charge.  The address of our corporate office is 3122 W. Clarendon, Phoenix, Arizona 85017.  We do not own or lease interests in any property.

We do not intend to renovate, improve, or develop any real property. We are not subject to competitive conditions for property and currently have no property to insure.  We have no policy with respect to investments in interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.    Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4.    Submission of Matters to a Vote of Security Holders

During fiscal year ended December 31, 2009, no matters were submitted to our stockholders for approval.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

Shares of our common stock have not commenced trading on any active exchange. We, however, have been assigned a symbol "AMRX".

Holders

As of December 31, 2009, there were 78 holders of record of our common stock

Dividends

No dividends have ever been declared by the Board of Directors on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan

We do not have any equity compensation plans authorized or adopted however, we reserve the right to do so at a later date.

Unregistered Securities Sold

As of the date of this Annual Report and during fiscal year ended December 31, 2009, we did not issue any shares of our common stock to provide capital through private placement offerings.

Preferred Stock

The Company has 2,000,000 shares of authorized Class A Convertible Preferred Stock having a par value of $0.001 per share, as of December 31, 2009 there are 1,250,000 shares issued and outstanding.  The Preferred Stock shall have the right to be converted at any time after two (2) years from the date of issuance into two (2) shares of common stock.

Ranking:   Our Series A Preferred Stock (“Class A Stock”) ranks, as to dividends and upon liquidation, senior and prior to our common stock, par value $0.00125 per share (the “Common Stock”) and to all other classes of class of stock issued by the Issuer, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of outstanding Class A Stock.

Item 5.    Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities - continued

Preferred Stock - continued

Liquidation Rights:  With respect to rights on liquidation, the Class A Stock shall rank senior and prior to our Common Stock and to all other classes or series issued by us, except as otherwise approved by the affirmative vote or consent of the holders of at least a majority of outstanding Class A Stock.

Shareholder Matters

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks which they currently are and probably will be for the foreseeable future. Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law described below create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Dissenters' Rights.  Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Nevada Revised Statutes ("NRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•             listed on a national securities exchange,
•             included in the national market system by the National Association of Securities Dealers, or
•             held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of:

                    i.         the articles of incorporation, and all amendments thereto,

                   ii.         bylaws and all amendments thereto; and

                  iii.         a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

Item 5.    Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities - continued

Shareholder Matters - continued

In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual reports on Form 10-K. This form is filed with the Securities and Exchange Commission within 90 days of the close of each fiscal year hereafter. You can view these and our other filings at www.sec.gov in the "EDGAR" database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An "acquiring person" means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. "Controlling interest" means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. "Control shares" means the company's outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our Company and its shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our articles of incorporation or bylaws relating to the acquisition of a controlling interest in the Company.

Our articles of incorporation and bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an "interested shareholder." As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise. By this registration statement, we are registering our common stock under Section 12(g) of the Exchange Act.  Accordingly, upon the effectiveness of this registration statement on Form 10-SB we will be subject to these statutes as our Articles of Incorporation do not exempt us from them.

These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our board of directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NRS 78.423 as someone who is either:

▪     the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

▪     our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Item 5.    Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities - continued

Shareholder Matters - continued

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

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

Item 6.    Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a discussion and analysis of our financial condition and results of operations for the 12 months ended December 31, 2009 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Overview

AmerElite Solutions, Inc. is a development stage company with limited operations and revenues to date, limited financial backing and its assets are predominately intangible.   The current stage of our Business Plan  is to establish ourselves as a company that has developed and manufactured and is attempting to obtain financing so that it can market and sell the Collesense™ Premium Skin Care Collection.  Distribution will initially be based on direct response and Internet based advertising campaign.  As a follow up, we plan to introduce Collesense™  on a kiosk program in high traffic, regional shopping centers across the country.  We are planning to target the rapidly growing baby boomers generation offering a full spectrum of skin care products designed to naturally improve skin wellness and provide anti-aging properties.  These markets continue to expand with double-digit annual growth.

At December 31, 2009 and 2008, the Company had Subscriptions Receivable of $76,226 and $76,226 respectively.  Subscriptions Receivables are the amounts due to the Company from sales of its stock.   As of December 31, 2009, the Company’s Notes Payable decreased to $23,650.  Management is currently in negotiations with the note holders to accept common shares in lieu of cash to pay off the debt.  Currently, the Company has an average of $4,000 per month in costs and expenses.  The Company’s President has made arrangements to borrow these funds in the form of an interest free note payable, until the Company can obtain funds to capitalize itself.

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

In January 2007 we manufactured the 6 products in the Collesense™ Premium Skin Care Collection.  In February 2007 we opened a kiosk in a local regional shopping center to run a market test and gain additional feedback regarding the products and price points.  In March 2007 we contracted with a local company to run short features on Saturday mornings on a local TV station.  We ran four different offers featuring various combinations of Collesense™ products at four price points.

Based on input from industry professionals, management is reviewing several alternative names for a product line that will consist of the same 6 products that made up the Collesense™  Premium Skin Care Collection.  The new product line will be manufactured and packaged for both domestic and international markets.

During the year ended December 31, 2009 we have continued the following steps to implement our business plans:

•	Conducted research on new products and packaging
•	Explored opportunities with other companies to distribute our product through a private label program
•	Met with public relation firms
•	Meeting with representatives of e-commerce firms in order to market our product

We are a start up business engaged in the development, manufacturing and marketing of a premium skin care collection designed to provide a full spectrum of skin care products that naturally improve skin wellness and provide anti-aging properties to a rapidly expanding health and wellness market.

We have earned no revenues in 2009 from our business operations.  Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan.  We may raise this additional capital either through debt or equity.  No assurance can be given that such efforts will be successful.  We have no specific plans at present for raising additional capital.

Since our inception, we have been engaged in business planning activities, including the launch of our product line, product research with professional focus groups, production of an infomercial, launch of a e-commerce website, developing our economic models and financial forecasts.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations:

During the twelve months ended December 31, 2009, we generated $0 in revenue compared to revenues of $2,637 for the same period ending December 31, 2008. Net losses for the twelve months ending December 31, 2009 were $(280,818) compared to restated net losses of $(814,847) for the same period ending December 31, 2008, and were primarily attributable to administrative expenses, professional and consulting fees.

For the year ended December 31, 2009, we continued to promote the six products that make up the Collesense Premium Skin Care Collection.  The reason for the lack of sales volume from the same period last year is due to the absence of an advertising and marketing budget.  In addition, we had no retail operation open in 2009.  The total Operating Expenses for the period ending December 31, 2009 were $280,820.  These expenses were comprised of $230,000 for salaries and wages; $14,397 for professional and consulting fees; $36,423 for general and administrative expense.  With a Gross Profit of $0 and operating expenses totaling $280,820 the Company had a loss from operation in the twelve (12) months ending December 31,2009 of $280,820.

Liquidity and Capital Resources:

At December 31, 2009, the Company’s total current liabilities of $286,879 exceeded total restated assets of $6,991. We had cash on hand of $ 1,915.  The Company’s current cash requirement is an average of $4,000 per month.   AmerElite does not anticipate cash flows from revenues will be adequate to fund our operations and business plan over the next twelve (12) months.  We have no lines of credit or other bank financing arrangements.  The Company’s Management made arrangements to borrow $23,650 to pay for the necessary expenses during the year ending December 31, 2009.  The Company’s management plans to raise the majority of this capital needed by borrowing funds and/or from private placement of equity..  However, there is no assurance that financing will be available on reasonable terms or at all.  AmerElite Solutions intends to use its working capital principally to purchase inventory, fund media advertising and fund the Company’s overhead and operating costs.

Item 7A.  Quantitative and Qualitative Disclosers About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

AmerElite Solutions, Inc.
(A Development Stage Company)

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2009 and 2008	F-2

Statements of Operations for the Years Ended December 31, 2009 and 2008 and from Inception (July 26, 1994) to December 31, 2009	F-3

Statements of Stockholders' Equity from Inception (July 26, 1994) to December 31, 2009	F-4 to F-6

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and from Inception (July 26, 1994) to December 31, 2009	F-7

Note to the Financial Statements	F-8 to F-10

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AmerElite Solutions, Inc.
Phoenix, Arizona

I have audited the accompanying balance sheets of AmerElite Solutions, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related  statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from July 26, 1994 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements for the period from July 26, 1994 (inception) through December 31, 2007 were audited by other auditors, whose report expressed a going concern on those statements. The financial statements for the period from July 26, 1994 (inception) through December 31, 2007 included a net loss of $2,109,973. My opinion on the statements of operations, stockholders’ equity and cash flows for the period from July 26, 1994 (inception) through December 31, 2009, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of AmerElite Solutions, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, and for the period from July 26, 1994 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements the Company has suffered losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado May 14, 2010	Ronald R. Chadwick, P.C. RONALD R. CHADWICK, P.C.

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2009	2008
		Restated
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,915	$1,892

Total Current Assets	1,915	1,892

Fixed Assets:
Furniture and Equipment, net	3,941	8,441
Other Assets:
Deposits	1,135	1,135

Total Assets	$6,991	$11,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$193,229	$270,494
Accrued Payroll-Directors	-	70,000
Notes Payable	23,650	58,700
Related Party Payables	70,000	134,444

Total Current Liabilities	286,879	533,638

Total Liabilities	286,879	533,638

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding on December 31, 2009 and 2008
is 1,250,000 and 550,000 respectively	1,250	550

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
outstanding on December 31, 2009 and 2008
is 16,778,633 and 8,665,247 respectively	20,972	10,831

Additional Paid-in Capital	2,990,415	2,478,156
Subscriptions (Receivable)	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(3,216,299)	(2,935,481)

Total Stockholders' Equity/(Deficit)	(279,888)	(522,170)

Total Liabilities and Stockholders' Equity	$6,991	$11,468

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations

			July 26, 1994
	Year Ended		(Inception)
	Dec. 31,		to Dec. 31,
	2009	2008	2009
		Restated

Revenue	$-	$2,637	$21,759

Total Revenue	-	2,637	21,759

Cost of Goods Sold	-	1,122	5,320

Gross Profit	-	1,515	16,439

Operating Expenses
Salaries and Wages	230,000	280,000	1,002,198
General and Administrative	36,423	496,944	899,068
Professional and Consulting	14,397	39,418	527,873
Product Development	-	-	84,851
Marketing	-	-	289,551
Investor Relations	-	-	465,672

Total Expenses	280,820	816,362	3,269,213

(Loss) from Operations	(280,820)	(814,847)	(3,252,774)

Other Income/(Expense)
Other Income	2	-	4,519
Interest Income	-	-	45,173
Interest Expense	-	-	(13,217)

Total Other Income/(Expense)	2	-	36,475

Net Income/(Loss) Before Income Taxes	(280,818)	(814,847)	(3,216,299)

Income Tax Expense	-	-	-

Net Income/(Loss)	$(280,818)	$(814,847)	$(3,216,299)

Basic (Loss) per Share	$(0.02)	$(0.09)

Weighted Average Number of Common Shares	13,398,056	8,665,247

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Stockholders' Equity

Inception 26-Jul-1994 to 31-Dec-2009

							(Deficit)
							Accumulated
						Stock	During
	Preferred Stock		Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, Inception July 26, 1994	-	$-	-	$-	$-	$-	$-	$-

Common Shares issued to founders
26-Jul-1994 @ $0.00125 per share			2,080,000	2,600	-			2,600

Common Shares issued for services
26-Jul-1994 @ $0.00125 per share			80,000	100	-			100

Net (Loss)							(49,500)	(49,500)

Balance, December 31, 1994	-	$-	2,160,000	$2,700	$-	$-	$(49,500)	$(46,800)

Common Shares issued for Cash on			80,000	100	49,900			50,000
29-June-1995 @ $1.25 per share							(181,369)	(181,369)

Balance, December 31, 2004	-	$-	2,240,000	$2,800	$49,900	$-	$(230,869)	$(178,169)

Common Shares issued for Cash on
3-May-05 @ $0.50 per share			200,000	250	99,750	(85,000)		15,000

Common Shares issued to purchase
Assets on 11-May-05 @ $0.50			800,000	1,000	399,000			400,000
Common Shares issued for Cash on
21-Jul-05 @ $1.00 per share			250,000	313	249,687	(250,000)		-

Common Shares issued for Service
on 13-Oct-05 @ $0.83 per share			370,000	462	443,538			444,000

Common Shares returned and cancelled
on 13-Oct-05 @ $0.83 per share			(50,000)	(63)	(59,937)			(60,000)

Net (Loss)							(483,422)	(483,422)

Balance, December 31, 2005		$-	3,810,000	$4,762	$1,181,938	$(335,000)	$(714,291)	$137,409

Common Shares issued for Service on
27-Jan-06 @ $0.683 per share			205,000	256	139,744			140,000

Common Shares issued for employee
Compensation on 27-Jan-06 @ $0.60			327,500	410	196,090			196,500

Common Shares issued for Service
on 8-May-06 @ $0.828 per share			20,360	25	16,835			16,860

Common Shares issued for Service
on 14-Jul-06 @ $0.312 per share			410,000	513	127,487			128,000

Common Shares issued for Service
on 17-Jul-06 @ $0.50 per share			500,000	625	249,375			250,000
Common Shares issued for Service
on 8-Nov-06 @ $0.50 per share			30,000	37	14,963			15,000

Net (Loss)							(936,760)	(936,760)

Statements of Stockholders' Equity - continued

Balance, December 31, 2006	-	$-	5,302,860	$6,628	$1,926,432	$(335,000)	$(1,651,051)	$(52,991)

Common Shares issued for Service
on 24-Jan-07 @ $0.33 per share			160,000	200	52,800			53,000

Cash Received on Subscriptions						258,774		258,774

Preferred Shares issued for Officer
compensation on 20-Feb-07 @ $0.30	250,000	250			74,750			75,000

Common Shares issued for employee
compensation on 3-Jul-07 @ $0.10			900,000	1,125	88,875			90,000

Common Shares issued for Service
on 3-Jul-07 @ $0.10 per share			550,000	688	54,312			55,000

Preferred Shares issued for Officer
compensation on 3-Jul-07 @ $0.10	300,000	300			29,700			30,000

Common Shares issued for Service
on 10-Jul-07 @ $0.03 per share			500,000	625	14,375			15,000

Common Shares issued for Service
on 24-Jul-07 @ $0.167 per share			360,000	450	59,550			60,000

Common Shares issued to Retire Debt
on 24-Jul-07 @ $0.199 per share			892,387	1,115	177,362			178,477

Net (Loss)							(469,583)	(469,583)

Balance, December 31, 2007	550,000	$550	8,665,247	$10,831	$2,478,156	$(76,226)	$(2,120,634)	$292,677

Net (Loss)							(814,847)	(814,847)

Balance, December 31, 2008 - Restated	550,000	$550	8,665,247	$10,831	$2,478,156	$(76,226)	$(2,935,481)	$(522,170)

Common Shares issued to Retire Debt
on 01-June-09 @ $0.03 per share			4,066,669	5,083	116,917			122,000

Common Shares issued to Retire Debt
on 08-June-09 @ $0.02 per share			125,000	156	2,344			2,500

Preferred Shares (700,000 shares at
$0.10 per share for $70,000 total) and
Common Shares (2,703,550 shares at
$0.10 per share for $270,355 total)
issues for debt relief of $283,755 and	700,000	700			69,300			70,000
$56,600 of compensation on 09-June-09			2,703,550	3,379	266,976			270,355

Statements of Stockholders' Equity - continued

Common Shares issued for Service
on 09-June-09 @ $0.03 per share			908,167	1,135	26,110			27,245

Common Shares issued for debt relief
on 09-June-09 @ $0.10 per share			310,000	388	30,612			31,000

Net (Loss)							(280,818)	(280,818)

Balance, December 31, 2009	1,250,000	$1,250	16,778,633	$20,972	$2,990,415	$(76,226)	$(3,216,299)	$(279,888)

The Company was inactive from 1995 to 1997 and again from 1999 through 2004. The Company has summarized the accumulated deficit for those periods in these statements.
An 8 for 1 forward stock split on April 16, 1997 and a 1 for 10 reverse stock split on December 8, 2006 have been retroactively applied to the above schedule.

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

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows

			July 26, 1994
	Year Ended		(Inception)
	December 31,		to Dec. 31,
	2009	2008	2009
		Restated
Operating Activities
Net Loss	$(280,818)	$(814,847)	$(3,216,299)
Adjustments to reconcile Net Loss:
Stock Issued for Service	83,845	-	1,594,905
Depreciation and Amortization	4,500	5,333	16,500
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	-	776
(Increase)/Decrease in Interest Receivable	-	-
(Increase)/Decrease in Inventory	-	591
(Increase)/Decrease in Deposits	-	-	(1,135)
(Increase)/Decrease in Prepaid Expenses
Increase/(Decrease) in Accounts Payable	163,046	312,107	738,665
Increase/(Decrease) in Accrued Liabilities			70,000
Write offs	-	435,279	435,279

Net Cash (Used) by Operating Activities	(29,427)	(60,761)	(362,085)

Investment Activities
Investment in Trademarks and Trade Names	-	(675)	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	(675)	(34,170)

Financing Activities
Proceeds from Loans	29,450	56,200	440,959
(Repayments) of Loans		-	(366,563)
Proceeds from the Sale of Stock		-	323,774

Net Cash Provided by Financing Activities	29,450	56,200	398,170

Net Increase / (Decrease) in Cash	23	(5,236)	1,915

Cash, Beginning of Period	1,892	7,128	-

Cash, End of Period	$1,915	$1,892	$1,915

Supplemental Information:
Interest Paid	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$83,845	$-	$1,594,905
Stock Issued to Convert Debt	$374,755	$-	$553,232
Stock Issued to Acquire Assets	$-	$-	$400,000

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2009 and 2008)

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

AmerElite Solutions, Inc. (the Company) was originally incorporated in the state of Nevada July 26, 1994 as ABC Home Care Specialists, Inc., and on May 18, 2005 changed its name to AmerElite Solutions, Inc. The Company is in the business of marketing and distributing skin care products.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Financial Instruments

The carrying value of the Company’s financial instruments as reported in the accompanying balance sheets, approximates fair value.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Inventory

Inventories are stated at the lower of cost or market (first-in, first-out method).  Costs for ingredients, labels and containers are determined by specific identification.  Costs for finished goods are determined by average cost by product.

Earnings (Loss) Per Share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Furniture and Equipment

The cost of furniture, equipment and computer hardware and software is depreciated over the estimated useful lives of the related assets.

·	Office furniture and equipment	5 years
·	Computer hardware and software	3 years

Depreciation is computed on the straight-line method for both financial reporting and for income tax purposes.

As of December 31, 2009 and 2008 fixed assets consisted of the following:

	2009	2008
Office Furniture and Equipment	$10,000	$10,000
Computer Hardware and Software	10,441	10,441

Subtotal	20,441	20,441
Less:
Accumulated Depreciation	(16,500)	(12,000)

Total Furniture and Equipment	$3,941	$8,441

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2009 and 2008)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Income Taxes

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

At December 31, 2009 and 2008 the Company had net operating loss carryforwards of approximately $3,200,000 and $2,900,000 which begin to expire in 2014. The deferred tax asset of approximately $1,100,000 and $1,000,000 in 2009 and 2008 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2008 was $100,000 and $285,000.

Revenue and Cost Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs of $0 and $2,500 during the years ended December 31, 2009 and 2008.

NOTE 3.	RESTATEMENT OF 2008 FINANCIAL STATEMENTS

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

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2009 and 2008)

NOTE 4.	GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues from sales of its skin care products. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 5.	NOTES PAYABLE

As of December 31, 2009 and 2008 notes payable consisted of the following, all due to related parties:

	2009	2008
Demand Note, non-interest bearing	$23,650	$58,700

Total Notes Payable	$23,650	$58,700

NOTE 6.	STOCKHOLDERS’ EQUITY

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

Common stock

During the years ended December 31, 2005 and December 31, 2006 the Company issued a total of 950,000 unrestricted shares of its common stock in three exempt transactions under Rule 504 of Regulation D and accepted subscription notes as the original consideration.  Some payments have been made against those notes, with $76,226 remaining due at end 2009 and 2008.

NOTE 7.	RELATED PARTY TRANSACTIONS

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

NOTE 8.	COMMITMENTS

In February 2008 the Company leased its corporate offices under an operating lease expiring in March 31, 2010.  The minimum future rental payments under this non-cancelable operating lease through its termination date are approximately $5,100.

Item 9.  Changes In and Disagreements with Accountants on Accounting Policies

On March 26, 2010 the company filed an 8K disclosing the termination of Seale Beers, CPA as the companies auditing firm and the engagement of Ronald R. Chadwick, P.C., CPA as its new Auditor.  There were no disagreements with previous accountants on accounting policies.

In 2009, the Company restated its December 31, 2008 financial statements to account for a $413,729 write down of intangible assets and a $12,778 write down of inventory.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal accounting system of controls has been evaluated by our two officers and two directors and has been found to have material weakness and not be effective.

Our internal accounting control has been evaluated and found it to contain material weaknesses because of lack of segregation of duties.

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

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Robert L. Knapp	41	Director/President
Courtney Knapp	37	Director/Vice President

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

Item 10. Directors, Executive Officers and Corporate Governance - continued

Business Experience - continued

Rob Knapp, President/Director

As President, Mr. Knapp Age 41, has over 11 years of executive experience serving both public and private companies.  His experience includes; executive management, business development, e-commerce, product launch and development, marketing, systems management & budgeting and forecasting.

Since 2005, Mr. Knapp has served as CEO/President of AmerElite Solutions, Inc.  During this time Mr. Knapp has spearheaded the development and launch of six products that make the Collesense™ Premium Skin Care Collection.  He also has secured over 1 million dollars used to fund research and development, manufacturing, advertising and marketing, investor relations and daily operations.  Additionally, he has overseen the company’s retail operations and an e-commerce site in which Collesense™ is currently available for sale.  Mr Knapp.received his BS from Michigan State University.  Mr. Knapp is currently devoting approximately 20 hours a week of his time to the Company, and is planning to continue to do so during the next 12 months of operation.

Mr. Knapp is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Courtney Knapp, Director/Vice President

Courtney Knapp, Age 37, Director & Vice President of AmerElite Solutions, graduated from Michigan State University with a Bachelor of Arts in Business Administration, Materials and Logistics Management.  In 1995 she went to work in Commercial Real Estate in some of Chicago’s premier office properties.  Managing both historical and modern properties she was responsible for the budget development, management and reporting, construction and maintenance projects, contract management and tenant relations.

Since 2005, Ms. Knapp has been actively involved with the development and implementation of a number of corporate web sites for several different companies.  She has set up e-commerce sites and coordinated with outside professionals to strategically and successfully market these sites via search engines and email campaigns.   Ms. Knapp recently designed and developed web sites for two publicly traded companies, and has written product testing protocols for AmerElite Solutions, assisted in writing and posting AmerElite’s news releases, manufactured the company’s intellectual property, Collamin_G, and assisted in the development, texture, fragrance and color of the Collesense™ product line.  She brings her experience with e-commerce, web site development and Internet marketing as well as product development and procurement to AmerElite Solutions.

Ms. Knapp is currently devoting approximately 2-3 hours a week of her time to the Company, and is planning to continue to do so during the next 12 months of operation.

Ms. Knapp is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Committees Of The Board Of Directors

As of the date of this Annual Report, we have not established an audit committee, compensation committee or a nominating committee. However, we intend to establish such committees and adopt and authorize certain corporate governance policies and documentation as reasonably possible with the addition of new members to our Board of Directors.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert L. Knapp	2008	-0-	-0-	198,410	-0-	-0-	-0-	-0-	198,410
Courtney Knapp	2008	-0-	-0-	91,945	-0-	-0-	-0-	-0-	91,945

Item 11. Executive Compensation - continued

Robert L. Knapp received $198,410 worth of the Company’s stock for services rendered from 07/01/07 – 03/31/09.

Courtney Knapp received $91,945 worth of the Company’s stock for services rendered from 07/01/07 – 03/31/09.

Mr. Knapp accrues Salaries and Wages of $40,000 per quarter and Ms. Knapp accrues Salaries and Wages of $17,500 per quarter.

As of December 31, 2009, there were no:

•	Grants or other plan-based awards outstanding;
•	Options outstanding or exercised; and
•	No pension benefit plans

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of December 31, 2009, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Amount & Type of Stock	Percentage of Class
Robert L. Knapp 3122 W. Clarendon Phoenix, AZ 85017	Common Stock: 633,150 shares	4.197%
	Preferred Stock: 400,000 shares	32.00%
Courtney Knapp 3122 W. Clarendon Phoenix, AZ 85017	Common Stock: 999,450 shares	6.626%
	Preferred Stock: 500,000 shares	40.00%
AmeriTech International 23233 N. Pima Rd. Scottsdale, AZ 85255	Common Stock: 1,333,334 shares	8.839%
Cinnabar Group Inc. 16845 N. 29th Ave. Ste #624 Phoenix, AZ 85053	Common Stock: 1,093,334 shares	7.248%
GR Hanby Co., Inc. 8110 E. Williams Dr. Scottsdale, AZ 85255	Common Stock: 1,350,950 shares	8.956%
Louis A. Knapp P.O. Box 876 Humboldt, AZ 86329	Common Stock: 834,834 shares	5.534
Nicholas G. Knapp-Gutierrez 8110 E. Williams Dr. Scottsdale, AZ 85255	Common Stock: 900,000 shares	5.966
Skylar R. Knapp-Gutierrez 8110 E. Williams Dr. Scottsdale, AZ 85255	Common Stock: 900,000	5.966

Item 12. Security Ownership of Certain Beneficial Owners and Management - continued

Oakpoint Distributors 3217 E. Shea Blvd. Ste #306 Phoenix, AZ 95028	Common Stock: 1,300,500	8.622
Nancy vonBargen 13500 Edmonthorpe Midlothian, VA 23113	Common Stock 794,100	5.264%
Total Common Stock Shares	10,139,652	67.218%
Total Preferred Stock Shares	900,000	72.00%

Notes to the table:

1)
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

2)
This table is based upon information obtained from our stock records. We believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Robert Knapp President, CEO, Director and Courtney Knapp, Director are both promoters and control persons of the company within the meaning of the rules promulgated under the Securities Act 1933, as amended, by virtue of their respective share ownership, their ability to influence the activities of the company and their respective positions of Director/President/CEO and Director of the company.  Robert Knapp and Courtney Knapp are brother and sister.

3)
Robert Knapp, President/CEO, Director owns 633,150 shares of common stock and 400,000 shares of Series A Preferred Stock.  Robert Knapp has two minor children, Alec Knapp and Dillon Knapp.  Each child has 150,000 shares of common stock of the company for which Mr. Knapp has custodial control.  Mr. Knapp has no influence or control over his siblings financial affairs or business interests.

4)
Courtney Knapp, Director, owns 999,450 shares of common stock and 500,000 shares of Series A Preferred Stock.  Ms Knapp owns a controlling interest in two non-public companies, Cavalier Products and Cinnabar Group, that both own shares in AmerElite Solutions.  Cavalier Products owns 156,667 shares of common stock of the company.  Cinnabar Group owns 1,093,334 shares of common stock of the company.  Ms Knapp has no influence or control over her siblings financial affairs or business interests.

5)
G.R. Hanby Co, Inc. owns 1,350,950 of common stock.  Ms. Stephanie Knapp owns a controlling interest in G.R. Hanby.  Stephanie Knapp owns 400,000 shares of common stock and 350,000 shares of Series A Preferred Stock.  Ms. Knapp has two minor children, Nicholas Knapp-Gutierrez and Skylar Knapp-Gutierrez.  Each child owns 900,000 shares of common stock of the company for which Ms. Knapp has custodial interest.  Ms. Knapp is the sister of both Robert Knapp and Courtney Knapp.  Ms. Stephanie Knapp has no influence or control over her sibling’s financial affairs or business interests.

6)
Louis A. Knapp owns 834,834 shares of common stock.  Mr. Knapp is an uncle of Robert Knapp, Courtney Knapp, and Stephanie Knapp.  Mr. Knapp has no influence or control over his nephew or nieces financial affairs or business interests.

7)
Nancy von Bargen owns 794,100 shares of common stock.  Ms Von Bargen owns a controlling interest in a non public company, Oakpoint Distributors.  Oakpoint Distributors owns 1,300,500 shares of common stock of the company.  Ms. vonBargen is an aunt to Robert Knapp, Courtney Knapp, and Stephanie Knapp.  Ms. vonBargen has no influence or control over her nephew or nieces financial affairs or business interests.

8)
Ameritech International owns 1,333,334 shares of common stock.  Ameritech is an inactive company controlled by James L. Knapp.  Mr. Knapp is the father of Robert Knapp, Courtney Knapp, and Stephanie Knapp.  Mr. Knapp has no influence or control over his children and other family members financial affairs or business interests.

Item 13. Certain Relationships and Related Transactions, and Director Interdependence

The Company has not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of AmerElite Soltions or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

Audit Fees

Ronald R. Chadwick, P.C., CPA (“RC”) serves as our independent registered public accounting firm.  RC reaudited and subsequently restated our financial statements for fiscal year ended December 31, 2008 and audited the company’s financial statements for fiscal year ended December 31, 2009.  Aggregate fees for professional services rendered to us by RC are set forth below:

Audit Fees.  Aggregate fees for professional services rendered by RC totaled approximately $9,150 for 2009.  Fees also include fees for the review of our quarterly financials.

Tax Fees.  Fees for tax services totaled $0 for 2009

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

AMERELITE SOLUTIONS, INC

/s/ Robert L Knapp	October 13, 2010

Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

/s/ Robert L Knapp	October 13, 2010

Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer