Form 10-Q
period 2010-03-31
AMERELITE SOLUTIONS, INC.
filed 2010-12-17
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

AMENDED

[mark one]

☒           QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

As of December 15, 2010 the registrant had 15,084,353 shares of its common stock, $.00125 par value, issued and outstanding.

AmerElite Solutions, Inc.
(A Development Stage Company)

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2010	2009
		Audited & Restated
ASSETS

Current Assets:
Cash and Cash Equivalents	$760	$1,915
Accounts Receivable	-	-
Inventory	-	-

Total Current Assets	760	1,915

Fixed Assets:
Furniture and Equipment, net	3,441	3,941
Other Assets:
Pre-Paid Expenses	5,000
Deposits	1,135	1,135

Total Assets	$10,336	$6,991

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$249,743	$193,229
Accrued Payroll-Directors	-	-
Notes Payable	36,100	23,650
Related Party Payables	70,000	70,000

Total Current Liabilities	355,843	286,879

Total Liabilities	355,843	286,879

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding 1,250,000 shares	1,250	1,250

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
oustanding 16,778,633 shares	20,972	20,972

Additional Paid-in Capital	2,990,415	2,990,415
Subscriptions (Receivable)	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(3,281,918)	(3,216,299)

Total Stockholders' Equity/(Deficit)	(345,507)	(279,888)

Total Liabilities and Stockholders' Equity	$10,336	$6,991

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations

			July 26, 1994
	March 31,	March 31,	(Inception)
			to Mar. 31,
	2010	2009	2010

Revenue	$-	$-	$21,759

Total Revenue	-	-	21,759

Cost of Goods Sold	-	-	5,320

Gross Profit	-	-	16,439

Operating Expenses
Salaries and Wages	57,500	57,500	1,059,698
General and Administrative	7,228	9,223	906,296
Professional and Consulting	891	7,088	528,764
Product Development			84,851
Marketing			289,551
Investor Relations	-	-	465,672

Total Expenses	65,619	73,811	3,334,832

(Loss) from Operations	(65,619)	(73,811)	(3,318,393)

Other Income/(Expense)
Other Income	-	-	4,519
Interest Income	-	-	45,173
Interest Expense			(13,217)

Total Other Income/(Expense)	-	-	36,475

Net Income/(Loss) Before Income Taxes	(65,619)	(73,811)	(3,281,918)

Income Tax Expense	-	-	-

Net Income/(Loss)	$(65,619)	$(73,811)	$(3,281,918)

Basic (Loss) per Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares	16,778,633	8,665,247

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows

			July 26, 1994
	March 31,	March 31,	(Inception)
			to March. 31,
	2010	2009	2010
Operating Activities
Net Loss	$(65,619)	$(73,811)	$(3,281,918)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	-	1,594,905
Depreciation and Amortization	500	1,334	17,000
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	-	(200)	(1,135)
Increase/(Decrease) in Accounts Payable	56,514	65,961	795,179
Increase/(Decrease) in Accrued Liabilities	-	-	70,000
Write Offs	-	-	435,279

Net Cash (Used) by Operating Activities	(8,605)	(6,716)	(370,690)

Investment Activities
Investment in Trademarks and Trade Names	-	(150)	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	(150)	(34,170)

Financing Activities
Pre-Paid Expenses	(5,000)		(5,000)
Proceeds from Loans	12,450	5,800	453,409
(Repayment) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	7,450	5,800	405,620

Net Increase / (Decrease) in Cash	(1,155)	(1,066)	760

Cash, Beginning of Period	1,915	1,892	-

Cash, End of Period	$760	$826	$760

Supplemental Information:
Interest Paid	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$-	$1,594,905
Stock issued to Convert Debt	$-	$-	$553,232
Stock Issued to Acquire Assets	$-	$-	$400,000

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2010 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

General

We are a start up business engaged in the development, manufacturing and marketing of a premium skin care collection designed to provide a full spectrum of skin care products that naturally improve skin wellness and provide anti-aging properties to a rapidly expanding health and wellness market.

We have earned no revenues in 2010 from our business operations.  Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan.  We may raise this additional capital either through debt or equity.  No assurance can be given that such efforts will be successful.  We have no specific plans at present for raising additional capital.

Since our inception, we have been engaged in business planning activities, including the launch of our product line, product research with professional focus groups, production of an infomercial, launch of a e-commerce website, developing our economic models and financial forecasts.

Recent Developments

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

Results of Operations:

Three Months Ended March 31, 2010 and March 31, 2009.

During the three months ended March 31, 20010, we generated $0 in revenue compared to revenues of $0 for the same period ending March 31, 2009. Net losses for the three months ending March 31, 2010, were $(65,619) compared to net losses of $ (73,811) for the same period ending March 31, 2009, and were primarily attributable to administrative expenses, professional and consulting fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

For the quarter ended March 31, 2010 there were no sales of the Collesense™ Premium Skin Care Collection.  The company needs additional capital to manufacture product.  Cost of Goods for the period ending March 31, 2010 was $0.  The total Operating Expenses for the period ending March 31, 2010 were $65,619.  These expenses were comprised of $57,500 for salaries and wages; $891 for professional and consulting fees; $7228 for general and administrative expense.  With a Gross Profit of $0 and operating expenses totaling $65,619 the Company had a loss from operation in the three (3) months ending March 31, 2009 of $65,619.

Liquidity and Capital Resources:

At March 31, 2010 the company’s total assets of $10,336 were exceeded by total current liabilities of $355,843. We had cash on hand of $ 760.

We have limited capital resources, as, among other things, we are a start up company with a limited operating history.  We have not generated any revenues in 2009 or for the first three months of 2010 and may not be able to generate sufficient revenues to become profitable in the future.

Our cash reserves are not sufficient to meet our obligations for the next 6-month period.  As a result, we may need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of loans or in the form of equity financing from the sale of our common stock, $.00125 par value, on best efforts to accredited investors only, pursuant to the exemptions from registration in Section 4 (2) and Regulation D adopted under the Securities Act of 1933 as amended.  We do not have any arrangements in place for any future equity financing or loans.

We do not currently own any significant plant or equipment that we will seek to sell in the near future.

We do not anticipate the need to hire employees over the next 12 months  We believe that our operations are currently on a small scale and are manageable by one individual.

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

AMERELITE SOLUTIONS, INC.

Date: December 15, 2010	By:	/s/ Robert L. Knapp
Principal Executive Officer
Principal Financial Officer