Form 10-Q
period 2010-06-30
AMERELITE SOLUTIONS, INC.
filed 2010-12-17
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒           QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

AmerElite Solutions, Inc.
(A Development Stage Company)

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2010	2009
		Audited & Restated
ASSETS

Current Assets:
Cash and Cash Equivalents	$766	$1,915
Accounts Receivable	-	-
Inventory	-	-

Total Current Assets	766	1,915

Fixed Assets:
Furniture and Equipment, net	2,941	3,941
Other Assets:
Pre-Paid Expenses	-
Deposits	1,135	1,135

Total Assets	$4,842	$6,991

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$254,499	$193,229
Accrued Payroll-Directors	-	-
Notes Payable	38,150	23,650
Related Party Payables	70,000	70,000

Total Current Liabilities	362,649	286,879

Total Liabilities	362,649	286,879

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding 1,250,000 shares	1,250	1,250

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
oustanding 16,778,633 shares	20,972	20,972

Additional Paid-in Capital	2,990,415	2,990,415
Subscriptions (Receivable)	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(3,294,218)	(3,216,299)

Total Stockholders' Equity/(Deficit)	(357,807)	(279,888)

Total Liabilities and Stockholders' Equity	$4,842	$6,991

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations

	Three Months Ended		Six Months Ended		July 26, 1994
	June 30	June 30	June 30	June 30	(Inception)
					to June 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$21,759

Total Revenue	-	-	-	-	21,759

Cost of Goods Sold	-	-	-	-	5,320

Gross Profit	-	-	-	-	16,439

Operating Expenses
Salaries and Wages	-	57,500	57,500	115,000	1,059,698
General and Administrative	965	8,771	8,193	17,994	907,261
Professional and Consulting	11,195	5,095	12,086	12,183	539,959
Product Development					84,851
Marketing					289,551
Investor Relations	-	-	-	-	465,672

Total Expenses	12,160	71,366	77,779	145,177	3,346,992

(Loss) from Operations	(12,160)	(71,366)	(77,779)	(145,177)	(3,330,553)

Other Income/(Expense)
Other Income	-	2		2	4,519
Interest Income	-	-			45,173
Interest Expense					(13,217)

Total Other Income/(Expense)	-	2	-	2	36,475

Net Income/(Loss) Before Income Taxes	(12,160)	(71,364)	(77,779)	(145,175)	(3,294,078)

Income Tax Expense	(50)	-	(50)	-	(50)

Net Income/(Loss)	$(12,210)	$(71,364)	$(77,829)	$(145,175)	$(3,294,128)

Basic (Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares	16,778,633	16,778,633	16,778,663	16,778,633

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows

	Six Months Ended		July 26, 1994
	June 30	June 30	(Inception)
			to June 30,
	2010	2009	2010
Operating Activities
Net Loss	$(77,829)	$(145,175)	$(3,294,128)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	83,845	1,594,905
Depreciation and Amortization	1,000	2,666	17,500
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	-	-	(1,135)
Increase/(Decrease) in Accounts Payable	61,180	49,194	799,845
Increase/(Decrease) in Accrued Liabilities	-	-	70,000
Write Offs	-	-	435,279

Net Cash (Used) by Operating Activities	(15,649)	(9,470)	(377,734)

Investment Activities
Investment in Trademarks and Trade Names	-	(300)	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	(300)	(34,170)

Financing Activities
Pre-Paid Expenses	-		-
Proceeds from Loans	14,500	8,700	455,459
(Repayment) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	14,500	8,700	412,670

Net Increase / (Decrease) in Cash	(1,149)	(1,070)	766

Cash, Beginning of Period	1,915	1,892	-

Cash, End of Period	$766	$822	$766

Supplemental Information:
Interest Paid	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$83,845	$1,594,905
Stock issued to Convert Debt	$-	$374,755	$553,232
Stock Issued to Acquire Assets	$-	$-	$400,000

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2010 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Recent Developments

On June 26, 2010 the company filed an 8K disclosing the resignation of Corporate Counsel William O’Neal and retained Richard L. Brooks, Brooks Law Firm as Corporate Counsel.

Results of Operations:

Six Months Ended June 30, 2010 and June 30, 2009.

During the six months ended June 30, 2010, we generated $0 in revenue compared to revenues of $0 for the same period ending June 30, 2009. Net losses for the six months ending June 30, 2010, were $ (77,779) compared to net losses of $ (145,175) for the same period ending June 30, 2009, and were primarily attributable to administrative expenses, professional and consulting fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Three Months Ended June 30, 2010 and June 30, 2009

For the quarter ended June 30, 2010 there were no sales of the Collesense™ Premium Skin Care Collection.  The company needs additional capital to manufacture product.  Cost of Goods for the period ending June 30, 2010 was $0.  The total Operating Expenses for the period ending June 30, 2010 were $12,160.  The decrease in our Operating Expenses was attributable to the reduction of General and Administrative and the elimination of Salaries and Wages.  With a Gross Profit of $0 and operating expenses totaling $12,160 the Company had a loss from operation in the three (3) months ending June 30, 20010 of $12,160.

Liquidity and Capital Resources:

At June 30, 2010 the company’s total assets of $4,842 were exceeded by total current liabilities of $362,649. We had cash on hand of $ 766.

We have limited capital resources, as, among other things, we are a start up company with a limited operating history.  We have not generated any revenues in 2010 or for the first six months of 2010 and may not be able to generate sufficient revenues to become profitable in the future.

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