Form 10-Q
period 2010-09-30
AMERELITE SOLUTIONS, INC.
filed 2010-12-17
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒           QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

AmerElite Solutions, Inc.
(A Development Stage Company)

Table of Contents

		Page

Part I - Financial Information

Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

	Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2010 and 2009 and from July 26, 1994 (Inception) to September 30, 2010	4

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009 and from July 26, 1994 (Inception) to September 30, 2010	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T.	Controls and Procedures	8

Part II - Other Information

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	September 30	December 31,
	2010	2009
	(Unaudited)	Audited & Restated
ASSETS

Current Assets:
Cash and Cash Equivalents	$551	$1,915
Accounts Receivable	-	-
Inventory	-	-

Total Current Assets	551	1,915

Fixed Assets:
Furniture and Equipment, net	2,441	3,941
Other Assets:
Pre-Paid Expenses	-
Deposits	1,135	1,135

Total Assets	$4,127	$6,991

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$249,452	$193,229
Accrued Payroll-Directors	-	-
Notes Payable	43,550	23,650
Related Party Payables	70,000	70,000

Total Current Liabilities	363,002	286,879

Total Liabilities	363,002	286,879

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding 1,250,000 shares	1,250	1,250

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
oustanding 16,778,633 shares	20,972	20,972

Additional Paid-in Capital	2,990,415	2,990,415
Subscriptions (Receivable)	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(3,295,286)	(3,216,299)

Total Stockholders' Equity/(Deficit)	(358,875)	(279,888)

Total Liabilities and Stockholders' Equity	$4,127	$6,991

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations

	Three Months Ended		Nine Months Ended		July 26, 1994
	September 30	September 30	September 30	September 30	(Inception)
					to September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$21,759

Total Revenue	-	-	-	-	21,759

Cost of Goods Sold	-	-	-	-	5,320

Gross Profit	-	-	-	-	16,439

Operating Expenses
Salaries and Wages	-	57,500	57,500	172,500	1,059,698
General and Administrative	858	8,431	9,051	26,426	908,119
Professional and Consulting	210	1,102	12,296	13,285	540,169
Product Development					84,851
Marketing					289,551
Investor Relations	-	-	-	-	465,672

Total Expenses	1,068	67,033	78,847	212,211	3,348,060

(Loss) from Operations	(1,068)	(67,033)	(78,847)	(212,211)	(3,331,621)

Other Income/(Expense)
Other Income	-	-		2	4,519
Interest Income	-	-			45,173
Interest Expense					(13,217)

Total Other Income/(Expense)	-	-	-	2	36,475

Net Income/(Loss) Before Income Taxes	(1,068)	(67,033)	(78,847)	(212,209)	(3,295,146)

Income Tax Expense	-	(50)	(50)	(50)	(50)

Net Income/(Loss)	$(1,068)	$(67,083)	$(78,897)	$(212,259)	$(3,295,196)

Basic (Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares	16,778,633	16,778,633	16,778,663	16,778,633

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows

	Nine Months Ended		July 26, 1994
	Sept. 30	Sept. 30	(Inception)
			to Sept. 30,
	2010	2009	2010
Operating Activities
Net Loss	$(78,897)	$(212,259)	$(3,295,196)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	83,845	1,594,905
Depreciation and Amortization	1,000	3,999	18,000
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	-	-	(1,135)
Increase/(Decrease) in Accounts Payable	56,133	115,141	794,798
Increase/(Decrease) in Accrued Liabilities	-	-	70,000
Write Offs	-	-	435,279

Net Cash (Used) by Operating Activities	(21,764)	(9,274)	(383,349)

Investment Activities
Investment in Trademarks and Trade Names	300	(300)	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	300	(300)	(34,170)

Financing Activities
Pre-Paid Expenses	-		-
Proceeds from Loans	19,900	8,700	460,859
(Repayment) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	200	-	323,774

Net Cash Provided by Financing Activities	20,100	8,700	418,070

Net Increase / (Decrease) in Cash	(1,364)	(874)	551

Cash, Beginning of Period	1,915	1,892	-

Cash, End of Period	$551	$1,018	$551

Supplemental Information:
Interest Paid	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$83,845	$1,594,905
Stock issued to Convert Debt	$-	$374,755	$553,232
Stock Issued to Acquire Assets	$-	$-	$400,000

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the nine months ended September 30, 2010 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Results of Operations:

Nine Months Ended September 30, 2010 and September 30, 2009.

During the nine months ended September 30, 2010 we generated $0 in revenue compared to revenues of $0 for the same period ending September 30, 2009.. Net losses for the nine months ending September 30, 2010, were $ (78,897) compared to net losses of $ (212,259) for the same period ending September 30, 2009, and were primarily attributable to administrative expenses, professional and consulting fees.

Three Months Ended September 30, 2010 and September 30, 2009.

For the quarter ended September 30, 2010 there were no sales of the Collesense™ Premium Skin Care Collection.  The company needs additional capital to manufacture product.  Cost of Goods for the period ending September 30, 2010 was $0.  The total Operating Expenses for the period ending September 30, 2010 were $1,068.  The decrease in our Operating Expenses was attributable to the reduction of General and Administrative and the elimination of Salaries and Wages.  With a Gross Profit of $0 and operating expenses totaling $1,068 the Company had a loss from operation in the three (3) months ending September 30, 2010 of $1,068.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources:

At September 30, 2010, the company’s total assets of 4,127 were exceeded by total current liabilities of $363,002. The Company had cash on hand of $551.

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

We do not anticipate the need to hire employees over the next 12 months.  We believe that our operations are currently on a small scale and are manageable by one individual.

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