Form 10-K
period 2010-12-31
AMERELITE SOLUTIONS, INC.
filed 2011-03-31
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[mark one]

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year period ended: December 31, 2010

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

☐ Yes     ☒ No

As of December 31, 2010 there were 15,084,353 shares of the Registrant's Common Stock issued and outstanding.

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

Item 1.    Description of Business – continued

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

Employees

We are currently in the development stage.  During this development period, we plan to rely exclusively on the services of, our officers and directors, to establish business operations and perform or supervise the minimal services our business requires at this time.  We believe that they are capable of handling our initial operations, which are primarily administrative at this time.  We have no other full or part-time employees.

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

Item 1.    Description of Business – continued

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

Item 1A.    Risk Factors - continued

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

Item 1A.    Risk Factors - continued

Receive A ‘Going Concern Opinion’ From Auditor.

In AmerElite’s December 31, 2010 & 2009 Financial Statement, the Company has received a “Going Concern Opinion” from its auditors.  The Company’s ability to execute its Business Plan is dependent upon its ability to raise funds for its direct-response marketing program.  Management’s plan is to raise capital by borrowing funds and/or offering shares of its common stock, $0.00125 par value, on a “Best Efforts” basis to accredited investors only, pursuant to the exemption from registration contained in Section 4(2) and Regulation D adopted under the Securities Act of 1933 as amended.  Because the outcome or this future event is not susceptible to reasonable estimation by management it was determined that a “Going Concern Opinion” was appropriate.

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

We are authorized to issue up to 20,000,000 share of common stock of which 15,084,353 shares are issued and outstanding as of December 31, 2010.  We are authorized to issue up to 2,000,000 shares of preferred stock, of which 1,250,000 shares are issued and outstanding as of December 31, 2010.  Our Board of Directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders.   Consequently, the stockholders may experience more dilution in their ownership of AMRX in the future.

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

Item 4.    Submission of Matters to a Vote of Security Holders

During fiscal year ended December 31, 2010, no matters were submitted to our stockholders for approval.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

Shares of our common stock have not commenced trading on any active exchange. We, however, have been assigned a symbol "AMRX". We are currently preparing a Form 15c-211 to be filed with the Financial Industry Regulatory Authority (“FINRA”) seeking approval and listing on the Over-the-counter Bulletin Board trading system.

Holders

As of December 31, 2010, there were 78 holders of record of our common stock

Dividends

No dividends have ever been declared by the Board of Directors on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan

We do not have any equity compensation plans authorized or adopted however, we reserve the right to do so at a later date.

Unregistered Securities Sold

As of the date of this Annual Report and during fiscal year ended December 31, 2010, we did not issue any shares of our common stock to provide capital through private placement offerings.

Preferred Stock

The Company has 2,000,000 shares of authorized Class A Convertible Preferred Stock having a par value of $0.001 per share, as of December 31, 2010 there are 1,250,000 shares issued and outstanding.  The Preferred Stock shall have the right to be converted at any time after two (2) years from the date of issuance into two (2) shares of common stock.

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

Item 6.    Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a discussion and analysis of our financial condition and results of operations for the 12 months ended December 31, 2010  and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

At December 31, 2010 and 2009, the Company had Subscriptions Receivable of $76,226 and $76,226 respectively.  Subscriptions Receivables are the amounts due to the Company from sales of its stock.   As of December 31, 2010, the Company’s Notes Payable was $44,900.  Management is currently in negotiations with the note holders to accept common shares in lieu of cash to pay off the debt.  Currently, the Company has an average of $1,200 per month in costs and expenses.  The Company’s President has made arrangements to borrow these funds on an interim basis until the Company can obtain funds to capitalize itself.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

During the year ended December 31, 2010 we have continued the following steps to implement our business plans:

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

Results of Operations:

During the twelve months ended December 31, 2010, we generated $0 in revenue compared to revenues of $0 for the same period ending December 31, 2010. Net losses for the twelve months ending December 31, 2010 were $(82,341) compared to net losses of $(280,818) for the same period ending December 31, 2009, and were primarily attributable to administrative expenses, professional and consulting fees.  The reasons  for the reduction in net losses is due to the decision of the officers and directors to no longer receive compensation for their services as of April 1, 2010.  In addition, one of the officers is providing office space to the company at no charge as of the same date.

For the year ended December 31, 2010, we continued to promote the six products that make up the Collesense Premium Skin Care Collection.  Due to the absence of an advertising and marketing budget and retail operation in 2010, we had no revenue from sales.  The total Operating Expenses for the period ending December 31, 2010 were $82,291.  These expenses were comprised of $57,500 for salaries and wages; $14,656 for professional and consulting fees; $10,135 for general and administrative expense.  With a Gross Profit of $0 and operating expenses totaling $82,291 the Company had a loss from operation in the twelve (12) months ending December 31, 2010 of $82,291.

Liquidity and Capital Resources:

At December 31, 2010, the Company’s total current liabilities of $366,062 exceeded total assets of $3,833. We had cash on hand of $757.  The Company’s current cash requirement is an average of $1,200 per month.   AmerElite does not anticipate cash flows from revenues will be adequate to fund our operations and business plan over the next twelve (12) months.  We have no lines of credit or other bank financing arrangements.  The Company’s Management made arrangements to borrow $44,900 to pay for the necessary expenses during the year ending December 31, 2010.  The Company’s management plans to raise the majority of this capital needed by borrowing funds and/or from private placement of equity..  However, there is no assurance that financing will be available on reasonable terms or at all.  AmerElite Solutions intends to use its working capital principally to purchase inventory, fund media advertising and fund the Company’s overhead and operating costs.

Item 7A.  Quantitative and Qualitative Disclosers About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

AmerElite Solutions, Inc.
(A Development Stage Company)

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2010 and 2009	F-2

Statements of Operations for the Years Ended December 31, 2010 and 2009 and from Inception (July 26, 1994) to December 31, 2010	F-3

Statements of Stockholders' Equity from Inception (July 26, 1994) to December 31, 2010	F-4 to F-7

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and from Inception (July 26, 1994) to December 31, 2010	F-8

Note to the Financial Statements	F-9 to F-13

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AmerElite Solutions, Inc.
Phoenix, Arizona

I have audited the accompanying balance sheets of AmerElite Solutions, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related  statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from July 26, 1994 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of AmerElite Solutions, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, and for the period from July 26, 1994 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                                    /s/  Ronald R. Chadwick, P.C.
March 9, 2011                                                                                           RONALD R. CHADWICK, P.C.

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash and Cash Equivalents	$757	$1,915

Total Current Assets	757	1,915

Fixed Assets:
Furniture and Equipment, net	1,941	3,941
Other Assets:
Deposits	1,135	1,135

Total Assets	$3,833	$6,991

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$251,162	$193,229
Accrued Payroll-Directors	-	-
Notes Payable	44,900	23,650
Related Party Payables	70,000	70,000

Total Current Liabilities	366,062	286,879

Total Liabilities	366,062	286,879

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding on December 31, 2009 and 2008
is 1,250,000 and 550,000 respectively	1,250	1,250

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
outstanding 15,084,353	18,854	18,854

Additional Paid-in Capital	2,992,533	2,992,533
Subscriptions (Receivable)	(76,226)	(76,226)
Accumulated Deficit during Development Stage	(3,298,640)	(3,216,299)

Total Stockholders' Equity/(Deficit)	(362,229)	(279,888)

Total Liabilities and Stockholders' Equity	$3,833	$6,991

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations

			July 26, 1994
	Year Ended		(Inception)
	Dec. 31,		to Dec. 31,
	2010	2009	2009

Revenue	$-	$-	$21,759

Total Revenue	-	-	21,759

Cost of Goods Sold	-	-	5,320

Gross Profit	-	-	16,439

Operating Expenses
Salaries and Wages	57,500	230,000	1,059,698
General and Administrative	10,185	36,423	909,253
Professional and Consulting	14,656	14,397	542,529
Product Development	-	-	84,851
Marketing	-	-	289,551
Investor Relations	-	-	465,672

Total Expenses	82,341	280,820	3,351,554

(Loss) from Operations	(82,341)	(280,820)	(3,335,115)

Other Income/(Expense)
Other Income	-	2	4,519
Interest Income	-	-	45,173
Interest Expense	-	-	(13,217)

Total Other Income/(Expense)	-	2	36,475

Net Income/(Loss) Before Income Taxes	(82,341)	(280,818)	(3,298,640)

Income Tax Expense	-	-	-

Net Income/(Loss)	$(82,341)	$(280,818)	$(3,298,640)

Basic (Loss) per Share	$(0.00)	$(0.02)

Weighted Average Number of Common Shares	16,778,633	12,268,536

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

 Statements of Stockholders' Equity

Inception 26-Jul-1994 to 31-Dec 2009

							(Deficit)
							Accumulated
						Stock	During
	Preferred Stock		Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, Inception July 26, 1994	-	$-	-	$-	$-	$-	$-	$-

Common Shares issued to founders
26-Jul-1994 @ $0.00125 per share			2,080,000	2,600	-			2,600

Common Shares issued for services
26-Jul-1994 @ $0.00125 per share			80,000	100	-			100

Net (Loss)							(49,500)	(49,500)

Balance, December 31, 1994	-	$-	2,160,000	$2,700	$-	$-	$(49,500)	$(46,800)

Common Shares issued for Cash on			80,000	100	49,900			50,000
29-June-1995 @ $1.25 per share							(181,369)	(181,369)

Balance, December 31, 2004	-	$-	2,240,000	$2,800	$49,900	$-	$(230,869)	$(178,169)

Common Shares issued for Cash on
3-May-05 @ $0.50 per share			200,000	250	99,750	(85,000)		15,000

Common Shares issued to purchase
Assets on 11-May-05 @ $0.50			800,000	1,000	399,000			400,000
Common Shares issued for Cash on
21-Jul-05 @ $1.00 per share			250,000	313	249,687	(250,000)		-

Common Shares issued for Service
on 13-Oct-05 @ $0.83 per share			370,000	462	443,538			444,000

Common Shares returned and cancelled
on 13-Oct-05 @ $0.83 per share			(50,000)	(63)	(59,937)			(60,000)

Net (Loss)							(483,422)	(483,422)

Balance, December 31, 2005		$-	3,810,000	$4,762	$1,181,938	$(335,000)	$(714,291)	$137,409

Statements of Stockholders' Equity - continued
(Deficit)
Accumulated
					Stock	During
Preferred Stock		Common Stock		Paid in	Subscriptions	Development	Total
Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Equity
-	$-	-	$-	$-	$-	$-	$-

Common Shares issued for Service on
27-Jan-06 @ $0.683 per share			205,000	256	139,744			140,000

Common Shares issued for employee
Compensation on 27-Jan-06 @ $0.60			327,500	410	196,090			196,500

Common Shares issued for Service
on 8-May-06 @ $0.828 per share			20,360	25	16,835			16,860

Common Shares issued for Service
on 14-Jul-06 @ $0.312 per share			410,000	513	127,487			128,000

Common Shares issued for Service
on 17-Jul-06 @ $0.50 per share			500,000	625	249,375			250,000
Common Shares issued for Service
on 8-Nov-06 @ $0.50 per share			30,000	37	14,963			15,000

Net (Loss)							(936,760)	(936,760)

Balance, December 31, 2006	-	$-	5,302,860	$6,628	$1,926,432	$(335,000)	$(1,651,051)	$(52,991)

Common Shares issued for Service
on 24-Jan-07 @ $0.33 per share			160,000	200	52,800			53,000

Cash Received on Subscriptions						258,774		258,774

Preferred Shares issued for Officer
compensation on 20-Feb-07 @ $0.30	250,000	250			74,750			75,000

Common Shares issued for employee
compensation on 3-Jul-07 @ $0.10			900,000	1,125	88,875			90,000

Common Shares issued for Service
on 3-Jul-07 @ $0.10 per share			550,000	688	54,312			55,000

Preferred Shares issued for Officer
compensation on 3-Jul-07 @ $0.10	300,000	300			29,700			30,000

Common Shares issued for Service
on 10-Jul-07 @ $0.03 per share			500,000	625	14,375			15,000

Statements of Stockholders' Equity - continued
(Deficit)
Accumulated
					Stock	During
Preferred Stock		Common Stock		Paid in	Subscriptions	Development	Total
Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Equity
-	$-	-	$-	$-	$-	$-	$-

Common Shares issued for Service
on 24-Jul-07 @ $0.167 per share			360,000	450	59,550			60,000

Common Shares issued to Retire Debt
on 24-Jul-07 @ $0.199 per share			892,387	1,115	177,362			178,477

Net (Loss)							(469,583)	(469,583)

Balance, December 31, 2007	550,000	$550	8,665,247	$10,831	$2,478,156	$(76,226)	$(2,120,634)	$292,677

Net (Loss)							(814,847)	(814,847)

Balance, December 31, 2008 - Restated	550,000	$550	8,665,247	$10,831	$2,478,156	$(76,226)	$(2,935,481)	$(522,170)

Common Shares returned and cancelled
in April 09 @ $0.00125 per share			(1,694,280)	(2118)	2118			0

Common Shares issued to Retire Debt
on 01-June-09 @ $0.03 per share			4,066,669	5,083	116,917			122,000

Common Shares issued to Retire Debt
on 08-June-09 @ $0.02 per share			125,000	156	2,344			2,500

Preferred Shares (700,000 shares at
$0.10 per share for $70,000 total) and
Common Shares (2,703,550 shares at
$0.10 per share for $270,355 total)
issues for debt relief of $283,755 and	700,000	700			69,300			70,000
$56,600 of compensation on 09-June-09			2,703,550	3,379	266,976			270,355

Common Shares issued for Service
on 09-June-09 @ $0.03 per share			908,167	1,135	26,110			27,245

Common Shares issued for debt relief
on 09-June-09 @ $0.10 per share			310,000	388	30,612			31,000

Net (Loss)							(280,818)	(280,818)

Balance, December 31, 2009	1,250,000	$1,250	15,084,353	$18,854	$2,992,533	$(76,226)	$(3,216,299)	$(279,888)

Net (Loss)							(82,341)	(82,341)

Balance, December 31, 2010	1,250,000	$1,250	15,084,353	$18,854	$2,992,533	$(76,226)	$(3,298,640)	$(362,229)

Statements of Stockholders' Equity - continued

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

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

 Statements of Cash Flows

	Twelve Months Ended		July 26, 1994
	Dec. 31	Dec. 31	(Inception)
			to Dec. 31
	2010	2009	2010
Operating Activities
Net Loss	$(82,341)	$(280,818)	$(3,298,640)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	83,845	1,594,905
Depreciation and Amortization	2,000	4,500	18,500
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	-	-	(1,135)
Increase/(Decrease) in Accounts Payable	57,933	163,046	796,598
Increase/(Decrease) in Accrued Liabilities	-	-	70,000
Write Offs	-	-	435,279

Net Cash (Used) by Operating Activities	(22,408)	(29,427)	(384,493)

Investment Activities
Investment in Trademarks and Trade Names	-	-	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	-	(34,170)

Financing Activities
Pre-Paid Expenses	-		-
Proceeds from Loans	21,250	29,450	462,209
(Repayment) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	21,250	29,450	419,420

Net Increase / (Decrease) in Cash	(1,158)	23	757

Cash, Beginning of Period	1,915	1,892	-

Cash, End of Period	$757	$1,915	$757

Supplemental Information:
Interest Paid	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$83,845	$1,594,905
Stock issued to Convert Debt	$-	$374,755	$553,232
Stock Issued to Acquire Assets	$-	$-	$400,000

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2010 and 2009)

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
(December 31, 2010 and 2009)

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

Furniture and Equipment

The cost of furniture, equipment and computer hardware and software is depreciated over the estimated useful lives of the related assets.

·	Office furniture and equipment	5 years
·	Computer hardware and software	3 years

Depreciation is computed on the straight-line method for both financial reporting and for income tax purposes.

As of December 31, 2010 and 2009 fixed assets consisted of the following:

	2010	2009
Office Furniture and Equipment	$10,000	$10,000
Computer Hardware and Software	10,441	10,441

Subtotal	20,441	20,441
Less:
Accumulated Depreciation	(18,500)	(16,500)

Total Furniture and Equipment	$1,941	$3,941

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

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2010 and 2009)

NOTE  2.                      SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

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

At December 31, 2010 and 2009 the Company had net operating loss carryforwards of approximately $3,300,000 and $3,200,000 which begin to expire in 2014. The deferred tax asset of approximately $1,140,000 and $1,100,000 in 2010 and 2009 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2009 was $100,000 and $30,000.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred no advertising costs during the years ended December 31, 2010 and 2009.

NOTE 3.                      GOING CONCERN

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

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2010 and 2009)

NOTE 4.                      NOTES PAYABLE

As of December 31, 2010 and 2009 notes payable consisted of the following, all due to related parties:

	2010	2009
Demand Note, non-interest bearing	$44,900	$23,650

Total Notes Payable	$44,900	$23,650

NOTE 5.                      STOCKHOLDERS’ EQUITY

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

Common stock

During the years ended December 31, 2005 and December 31, 2006 the Company issued a total of 950,000 unrestricted shares of its common stock in three exempt transactions under Rule 504 of Regulation D and accepted subscription notes as the original consideration.  Some payments have been made against those notes, with $76,226 remaining due at end 2010 and 2009.

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2010 and 2009)

NOTE  6.                      RELATED PARTY TRANSACTIONS

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

NOTE  7.                       COMMITMENTS

In February 2008 the Company leased its corporate offices under an operating lease expiring in March 31, 2010.  Rent expense in 2010 and 2009 under the operating lease through its termination date was approximately $5,100 and $22,000.  The Company currently operates in space provided by an officer.

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

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Robert L. Knapp	42	Director/President
Courtney Knapp	38	Director/Vice President

Item 10. Directors, Executive Officers and Corporate Governance - continued

Business Experience

The following is a brief description of the education and business experience of each director and officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Rob Knapp, President/Director

As President, Mr. Knapp Age 42, has over 12 years of executive experience serving both public and private companies.  His experience includes; executive management, business development, e-commerce, product launch and development, marketing, systems management & budgeting and forecasting.

Since 2005, Mr. Knapp has served as CEO/President of AmerElite Solutions, Inc.  During this time Mr. Knapp has spearheaded the development and launch of six products that make the Collesense™ Premium Skin Care Collection.  He also has secured over 1 million dollars used to fund research and development, manufacturing, advertising and marketing, investor relations and daily operations.  Additionally, he has overseen the company’s retail operations and an e-commerce site in which Collesense™ is currently available for sale.  Mr Knapp.received his BS from Michigan State University.  Mr. Knapp is currently devoting approximately 10 hours a week of his time to the Company, and is planning to continue to do so during the next 12 months of operation.

Mr. Knapp is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Courtney Knapp, Director/Vice President

Courtney Knapp, Age 38, Director & Vice President of AmerElite Solutions, graduated from Michigan State University with a Bachelor of Arts in Business Administration, Materials and Logistics Management.  In 1995 she went to work in Commercial Real Estate in some of Chicago’s premier office properties.  Managing both historical and modern properties she was responsible for the budget development, management and reporting, construction and maintenance projects, contract management and tenant relations.

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

 Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert L. Knapp	2010	40,000	-0-	-0-	-0-	-0-	-0-	-0-	40,000
Courtney Knapp	2008	17,500	-0-	-0-	-0-	-0-	-0-	-0-	17,500

Mr. Knapp accrued Salaries and Wages of $40,000 per quarter and Ms. Knapp accrued Salaries and Wages of $17,500 for fiscal year 2010.

As of December 31, 2010, there were no:

•	Grants or other plan-based awards outstanding;
•	Options outstanding or exercised; and
•	No pension benefit plans

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of December 31, 2010, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Item 12. Security Ownership of Certain Beneficial Owners and Management - continued

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Amount & Type of Stock	Percentage of Class
Robert L. Knapp 3122 W. Clarendon Phoenix, AZ 85017	Common Stock: 633,150 shares	4.197%
	Preferred Stock: 400,000 shares	32.00%
Courtney Knapp 3122 W. Clarendon Phoenix, AZ 85017	Common Stock: 999,450 shares	6.626%
	Preferred Stock: 500,000 shares	40.00%
AmeriTech International 23233 N. Pima Rd. Scottsdale, AZ 85255	Common Stock: 1,333,334 shares	8.839%
Cinnabar Group Inc. 16845 N. 29th Ave. Ste #624 Phoenix, AZ 85053	Common Stock: 1,093,334 shares	7.248%
GR Hanby Co., Inc. 8110 E. Williams Dr. Scottsdale, AZ 85255	Common Stock: 1,350,950 shares	8.956%
Louis A. Knapp P.O. Box 876 Humboldt, AZ 86329	Common Stock: 834,834 shares	5.534%
Nicholas G. Knapp-Gutierrez 8110 E. Williams Dr. Scottsdale, AZ 85255	Common Stock: 900,000 shares	5.966%
Skylar R. Knapp-Gutierrez 8110 E. Williams Dr. Scottsdale, AZ 85255	Common Stock: 900,000	5.966%
Oakpoint Distributors 3217 E. Shea Blvd. Ste #306 Phoenix, AZ 95028	Common Stock: 1,300,500	8.622%
Nancy vonBargen 13500 Edmonthorpe Midlothian, VA 23113	Common Stock 794,100	5.264%
Total Common Stock Shares	10,139,652	67.218%
Total Preferred Stock Shares	900,000	72.00%

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

Item 12. Security Ownership of Certain Beneficial Owners and Management - continued

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Ronald R. Chadwick, P.C., CPA (“RC”) serves as our independent registered public accounting firm.  RC audited the company’s financial statements for fiscal year ended December 31, 2010.  Aggregate fees for professional services rendered to us by RC are set forth below:

Audit Fees.  Aggregate fees for professional services rendered by RC totaled approximately $6,000 for 2010.  Fees also include fees for the review of our quarterly financials.

Tax Fees.  Fees for tax services totaled $0 for 2010.

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

AMERELITE SOLUTIONS, INC

Date: March 30, 2011	By:	/s/ Robert L Knapp
Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

Date: March 30, 2011	By:	/s/ Robert L Knapp
Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer