Form 10-Q
period 2011-03-31
AMERELITE SOLUTIONS, INC.
filed 2011-05-13
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒           QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31,2011

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
Yes ☐ No ☒

As of May 12, 2011 the registrant had 15,084,353 shares of its common stock, $.00125 par value, issued and outstanding.

AmerElite Solutions, Inc.
(A Development Stage Company)

Table of Contents

		Page

Part I - Financial Information

Item 1.	Financial Statements	3

	Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2011 and 2010	4

	Statements of Cash Flows (Unaudited) for the three Months Ended March 31, 2011 and 2010	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

Part II - Other Information

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

AmerElite Solutions, Inc.
(A Development Stage Company)

  Balance Sheets

	March 31	December 31,
	2011	2010
	(Unaudited)	Audited & Restated
ASSETS

Current Assets:
Cash and Cash Equivalents	$583	$757
Accounts Receivable	-	-
Inventory	-	-

Total Current Assets	583	757

Fixed Assets:
Furniture and Equipment, net	1,441	1,941
Other Assets:
Pre-Paid Expenses	-
Deposits	1,135	1,135

Total Assets	$3,159	$3,833

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$239,523	$251,162
Accrued Payroll-Directors	-	-
Notes Payable	49,600	44,900
Related Party Payables	-	70,000

Total Current Liabilities	289,123	366,062

Total Liabilities	289,123	366,062

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding 1,250,000 shares	1,250	1,250

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
oustanding 15,084,353 shares	18,855	18,854

Additional Paid-in Capital	2,998,338	2,992,533
Subscriptions (Receivable)	-	(76,226)
Accumulated Deficit during Development Stage	(3,304,406)	(3,298,640)

Total Stockholders' Equity/(Deficit)	(285,963)	(362,229)

Total Liabilities and Stockholders' Equity	$3,159	$3,833

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

  Statements of Operations

	Three Months Ended		Twelve Months Ended		July 26, 1994
	March 31	March 31	December 31	December 31	(Inception)
					to March 31
	2011	2010	2010	2009	2011

Revenue	$-	$-	$-	$-	$21,759

Total Revenue	-	-	-	-	21,759

Cost of Goods Sold	-	-	-	-	5,320

Gross Profit	-	-	-	-	16,439

Operating Expenses
Salaries and Wages	-	57,500	57,500	230,000	1,059,698
General and Administrative	926	7,228	10,135	36,423	910,129
Professional and Consulting	4,840	891	14,656	14,397	547,369
Product Development					84,851
Marketing					289,551
Investor Relations	-	-	-	-	465,672

Total Expenses	5,766	65,619	82,291	280,820	3,357,270

(Loss) from Operations	(5,766)	(65,619)	(82,291)	(280,820)	(3,340,831)

Other Income/(Expense)
Other Income	-	-		2	4,519
Interest Income	-	-			45,173
Interest Expense					(13,217)

Total Other Income/(Expense)	-	-	-	2	36,475

Net Income/(Loss) Before Income Taxes	(5,766)	(65,619)	(82,291)	(280,818)	(3,304,356)

Income Tax Expense	-	-	(50)	-	(50)

Net Income/(Loss)	$(5,766)	$(65,619)	$(82,341)	$(280,818)	$(3,304,406)

Basic (Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares	15,084,353	15,084,353	15,084,353	15,084,353

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

 Statements of Cash Flows

	Three Months Ended		July 26, 1994
	Mar. 31	Mar. 31	(Inception)
			to Mar. 31
	2011	2010	2011
Operating Activities
Net Loss	$(5,766)	$(65,619)	$(3,304,406)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	-	1,594,905
Depreciation and Amortization	500	500	19,000
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	-	-	(1,135)
Increase/(Decrease) in Accounts Payable	(2,108)	56,514	794,490
Increase/(Decrease) in Accrued Liabilities	-	-	70,000
Write Offs	-	-	435,279

Net Cash (Used) by Operating Activities	(7,374)	(8,605)	(391,867)

Investment Activities
Investment in Trademarks and Trade Names	-	-	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	-	(34,170)

Financing Activities
Pre-Paid Expenses	-	(5000)	-
Proceeds from Loans	7,200	12,450	469,409
(Repayment) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	7,200	7,450	426,620

Net Increase / (Decrease) in Cash	(174)	(1,155)	583

Cash, Beginning of Period	757	1,915	-

Cash, End of Period	$583	$760	$583

Supplemental Information:
Interest Paid	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$-	$1,594,905
Stock issued to Convert Debt	$-	$-	$553,232
Paid in Capital - Debt Relief	$82,031		$82,031
Stock Issued to Acquire Assets	$-	$-	$400,000

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

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

AmerElite Solutions, Inc.
(A Development Stage Company)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2011 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

We have earned no revenues in 2011 from our business operations.  Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan.  We may raise this additional capital either through debt or equity.  No assurance can be given that such efforts will be successful.  We have no specific plans at present for raising additional capital.

Since our inception, we have been engaged in business planning activities, including the launch of our product line, product research with professional focus groups, production of an infomercial, launch of a e-commerce website, developing our economic models and financial forecasts.

Results of Operations:

Three Months Ended March 31, 2011 and March 31, 2010.

During the three months ended March 31, 2011 we generated $0 in revenue compared to revenues of $0 for the same period ending March 31, 2010.. Net losses for the three months ending March 31, 2011, were $ (5,766) compared to net losses of $ (65,619) for the same period ending March 30, 2010, and were primarily attributable to administrative expenses, professional and consulting fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

For the quarter ended March 31, 2011 there were no sales of the Collesense™ Premium Skin Care Collection.  The company needs additional capital to manufacture product.  Cost of Goods for the period ending March 31, 2011 was $0.  The total Operating Expenses for the period ending March 31, 2011 were $5,766.  The decrease in our Operating Expenses was attributable to the reduction of General and Administrative and the elimination of Salaries and Wages.  With a Gross Profit of $0 and operating expenses totaling $5,766 the Company had a loss from operation in the three (3) months ending March 31, 2011 of $5,766.

Liquidity and Capital Resources:

At March 31, 2011, the company’s total assets of $3,159 were exceeded by total current liabilities of $289,123. The Company had cash on hand of $583.

We have limited capital resources, as, among other things, we are a start up company with a limited operating history.  We did not generate any revenues in 2010 or for the first three months of 2011, and may not be able to generate sufficient revenues to become profitable in the future.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS

A.

Item #	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERELITE SOLUTIONS, INC.

Date: May 12, 2011	By:	/s/ Robert L. Knapp
Principal Executive Officer
Principal Financial Officer