Form 10-Q
period 2011-06-30
AMERELITE SOLUTIONS, INC.
filed 2011-08-11
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒           QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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
Yes ☐ No ☒

As of August 12, 2011 the registrant had 15,084,353 shares of its common stock, $.00125 par value, issued and outstanding.

AmerElite Solutions, Inc.
(A Development Stage Company)

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	June 30	December 31,
	2011	2010
	(Unaudited)	Audited
ASSETS

Current Assets:
Cash and Cash Equivalents	$877	$757
Accounts Receivable	-	-
Inventory	-	-

Total Current Assets	877	757

Fixed Assets:
Furniture and Equipment, net	941	1,941
Other Assets:
Pre-Paid Expenses	-
Deposits	1,135	1,135

Total Assets	$2,953	$3,833

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$239,743	$251,162
Accrued Payroll-Directors	-	-
Notes Payable	52,850	44,900
Related Party Payables	-	70,000

Total Current Liabilities	292,593	366,062

Total Liabilities	292,593	366,062

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding 1,250,000 shares	1,250	1,250

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
oustanding 15,084,353 shares	18,854	18,854

Additional Paid-in Capital	2,998,338	2,992,533
Subscriptions (Receivable)	-	(76,226)
Accumulated Deficit during Development Stage	(3,308,082)	(3,298,640)

Total Stockholders' Equity/(Deficit)	(289,640)	(362,229)

Total Liabilities and Stockholders' Equity	$2,953	$3,833

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations

	Three Months Ended		Six Months Ended		July 26, 1994
	June 30	June 30	June 30	June 30	(Inception)
					to June 30
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$21,759

Total Revenue	-	-	-	-	21,759

Cost of Goods Sold	-	-	-	-	5,320

Gross Profit	-	-	-	-	16,439

Operating Expenses
Salaries and Wages	-	-	-	57,500	1,059,698
General and Administrative	1,145	1,015	2,072	8,243	911,325
Professional and Consulting	2,530	11,195	7,370	12,086	549,899
Product Development					84,851
Marketing					289,551
Investor Relations	-	-	-	-	465,672

Total Expenses	3,675	12,210	9,442	77,829	3,360,996

(Loss) from Operations	(3,675)	(12,210)	(9,442)	(77,829)	(3,344,557)

Other Income/(Expense)
Other Income	-	-		-	4,519
Interest Income	-	-			45,173
Interest Expense					(13,217)

Total Other Income/(Expense)	-	-	-	-	36,475

Net Income/(Loss) Before Income Taxes	(3,675)	(12,210)	(9,442)	(77,829)	(3,308,082)

Income Tax Expense	-	-	-	-	-

Net Income/(Loss)	$(3,675)	$(12,210)	$(9,442)	$(77,829)	$(3,308,082)

Basic (Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares	15,084,353	15,084,353	15,084,353	15,084,353

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows

	Six Months Ended		July 26, 1994
	June 30	June 30	(Inception)
			to June 30
	2011	2010	2011
Operating Activities
Net Loss	$(9,442)	$(77,829)	$(3,308,082)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	-	1,594,905
Depreciation and Amortization	1,000	1,000	19,500
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	-	-	(1,135)
Increase/(Decrease) in Accounts Payable	(1,888)	61,180	794,710
Increase/(Decrease) in Accrued Liabilities	-	-	70,000
Write Offs	-	-	435,279

Net Cash (Used) by Operating Activities	(10,330)	(15,649)	(394,823)

Investment Activities
Investment in Trademarks and Trade Names	-	-	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	-	(34,170)

Financing Activities
Pre-Paid Expenses	-	0	-
Proceeds from Loans	10,450	14,500	472,659
(Repayment) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	10,450	14,500	429,870

Net Increase / (Decrease) in Cash	120	(1,149)	877

Cash, Beginning of Period	757	1,915	-

Cash, End of Period	$877	$766	$877

Supplemental Information:
Interest Paid	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$-	$1,594,905
Stock issued to Convert Debt	$-	$-	$553,232
Paid in Capital - Debt Relief	$82,031		$82,031
Stock Issued to Acquire Assets	$-	$-	$400,000

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the six  months ended June 30, 2011 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Results of Operations:

Three Months Ended June 30, 2011 and June 30, 2010.

During the three months ended June 30, 2011 we generated $0 in revenue compared to revenues of $0 for the same period ending June 30, 2010.. Net losses for the three months ending June 30, 2011, were $ (3,675) compared to net losses of $ (12,210) for the same period ending June 30, 2010, and were primarily attributable to administrative expenses, professional and consulting fees.

For the quarter ended June 30, 2011 there were no sales of the Collesense™ Premium Skin Care Collection.  The company needs additional capital to manufacture product.  Cost of Goods for the period ending June 30, 2011 was $0.  The total Operating Expenses for the period ending June 30, 2011 were $3,675.  The decrease in our Operating Expenses was attributable to the reduction of General and Administrative and the elimination of Salaries and Wages.  With a Gross Profit of $0 and operating expenses totaling $3,675 the Company had a loss from operation in the six (6) months ending June 30, 2011 of $3,765.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Six Months Ended June 30, 2011 and June 30, 2010.

During the six months ended June 30, 2011 we generated $0 in revenue compared to revenues of $0 for the same period ending June 30, 2010. Net losses for the six months ending June 30, 2011, were $ (9,442) compared to net losses of $ (77,829) for the same period ending June 30, 2010, and were primarily attributable to administrative expenses, professional and consulting fees.

Liquidity and Capital Resources:

At June 30, 2011, the company’s total assets of $2,953were exceeded by total current liabilities of $292,593. The Company had cash on hand of $877.

We have limited capital resources, as, among other things, we are a start up company with a limited operating history.  We did not generate any revenues in 2010 or for the first six months of 2011, and may not be able to generate sufficient revenues to become profitable in the future.

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

AMERELITE SOLUTIONS, INC.

Date: August 12, 2011	By:	/s/ Robert L. Knapp
Principal Executive Officer
Principal Financial Officer