Form 10-K/A
period 2010-12-31
AMERELITE SOLUTIONS, INC.
filed 2011-12-05
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A Amendment 1”) is being filed to amend the disclosure under Item 9A Controls and Procedures of Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2010 originally filed on March 31, 2011 (the “Form 10-K”).

Except as set forth above, this Form 10-K/A does not modify, amend or update in any way any other items or disclosure in the Form 10-K.  This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

ITEM 9A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND REMEDIATION

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2010, including the remedial actions discussed below, and we have concluded that, as of December 31, 2010, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2010.

Based on its evaluation under the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

 LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9A.CONTROLS AND PROCEDURES - continued

MATERIAL WEAKNESSES IDENTIFIED

In connection with the preparation of our financial statements for the year ended December 31, 2010, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

i.	Lack of audit committee. We currently have no audit committee who would be charged with the purpose of overseeing the accounting and financial reporting processes of the Company.
ii.
Insufficient segregation of duties in our accounting functions and limited personnel.  During the year ended December 31, 2010, we had limited staff that performed nearly all aspects of our financial reporting process, including, but limited access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

In addition, our Company's accounting personnel (our Chief Financial Officer) do not have sufficient technical accounting knowledge relating to accounting for complex U.S. generally accepted accounting principle matters.  Management corrected any errors prior to the release of our Company's December 31, 2010 financial statements.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

We intend to undertake the below remediation measures to address the material weaknesses described in this annual report at our earliest opportunity.  Such remediation activities include the following:

i.	to recruit additional independent board members to join our board of directors and will consider the adoption of an audit committee at such time that additional board members are retained.
ii.
to retain additional accounting personnel as well as individuals qualified to assist in the preparation of our public filings and assist in accounting matters and we intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes (as of the date of this report we have engaged the services of an outside accounting professional to assist with these matters).

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

2.	Exhibits. The Exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A .

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERELITE SOLUTIONS, INC

Date: December 2, 2011	By:	/s/ Robert L Knapp
Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

Date: December 2, 2011	By:	/s/ Robert L Knapp
Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer