Form 10-Q
period 2011-09-30
AMERELITE SOLUTIONS, INC.
filed 2012-04-13
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒           QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 000-52846

AMERELITE SOLUTIONS, INC.

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
Yes ☐ No ☒

As of March 29, 2011 the registrant had 14,181,088 shares of its common stock, $.00125 par value, issued and outstanding.

AmerElite Solutions, Inc.
(A Development Stage Company)

Item 1. Financial Statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	Sept 30	December 31,
	2011	2010
	(Unaudited)	Audited
ASSETS

Current Assets:
Cash and Cash Equivalents	$543	$757

Total Current Assets	543	757

Fixed Assets:
Furniture and Equipment, net	441	1,941
Other Assets:
Deposits	1,135	1,135

Total Assets	$2,119	$3,833

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$241,076	$251,162
Notes Payable	53,700	44,900
Related Party Payables	-	70,000

Total Current Liabilities	294,776	366,062

Total Liabilities	294,776	366,062

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding 1,250,000 shares	1,250	1,250

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
oustanding 15,084,353 shares	18,854	18,854

Additional Paid-in Capital	2,998,338	2,992,533
Subscriptions (Receivable)	-	(76,226)
Accumulated Deficit during Development Stage	(3,311,099)	(3,298,640)

Total Stockholders' Equity/(Deficit)	(292,657)	(362,229)

Total Liabilities and Stockholders' Equity	$2,119	$3,833

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations

					July 26, 1994
	Three Months Ended		Nine Months Ended		(Inception) to
	Sept 30	Sept 30	Sept 30	Sept 30	Sept 30
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$21,759

Total Revenue	-	-	-	-	21,759

Cost of Goods Sold	-	-	-	-	5,320

Gross Profit	-	-	-	-	16,439

Operating Expenses
Salaries and Wages	-	-	-	57,500	1,059,698
General and Administrative	1,215	1,015	3,287	8,243	912,540
Professional and Consulting	1,802	11,195	9,172	12,086	551,701
Product Development					84,851
Marketing					289,551
Investor Relations	-	-	-	-	465,672

Total Expenses	3,017	12,210	12,459	77,829	3,364,013

(Loss) from Operations	(3,017)	(12,210)	(12,459)	(77,829)	(3,347,574)

Other Income/(Expense)
Other Income	-	-		-	4,519
Interest Income	-	-			45,173
Interest Expense					(13,217)

Total Other Income/(Expense)	-	-	-	-	36,475

Net Income/(Loss) Before Income Taxes	(3,017)	(12,210)	(12,459)	(77,829)	(3,311,099)

Income Tax Expense	-	-	-	-	-

Net Income/(Loss)	$(3,017)	$(12,210)	$(12,459)	$(77,829)	$(3,311,099)

Basic (Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares	15,084,353	15,084,353	15,084,353	15,084,353

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows

	Nine Months Ended		July 26, 1994
	Sept 30	Sept 30	(Inception)
			to Sept 30
	2011	2010	2011
Operating Activities
Net Loss	$(12,459)	$(78,897)	$(3,311,099)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	-	1,594,905
Depreciation and Amortization	1,500	1,000	20,000
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits		-	(1,135)
Increase/(Decrease) in Accounts Payable	(555)	56,133	796,044
Increase/(Decrease) in Accrued Liabilities	-	-	70,000
Write Offs	-	-	435,279

Net Cash (Used) by Operating Activities	(11,514)	(21,764)	(396,006)

Investment Activities
Investment in Trademarks and Trade Names	-	300	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	300	(34,170)

Financing Activities
Pre-Paid Expenses	-	0	-
Proceeds from Loans	11,300	19,900	473,508
(Repayment) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	200	323,774

Net Cash Provided by Financing Activities	11,300	20,100	430,719

Net Increase / (Decrease) in Cash	(214)	(1,364)	543

Cash, Beginning of Period	757	1,915	-

Cash, End of Period	$543	$551	$543

Supplemental Information:
Interest Paid	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$-	$1,594,905
Stock issued to Convert Debt	$-	$-	$553,232
Paid in Capital - Debt Relief			$82,031
Stock Issued to Acquire Assets	$-	$-	$400,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2010 and notes thereto.

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $11,514 and a deficit accumulated during the development stage of $396,006 at September 30, 2011. As of September 30, 2011, the Company had not generated any revenue and had no committed sources of capital or financing.

While the Company is attempting to generate revenues from its product, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional products and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the nine  months ended September 30, 2011 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Factors that could cause such results to differ materially from the results discussed in such forward looking statements include, without limitation; uncertain continued ability to meet our operational needs in view of continued severe ongoing working capital constraints; need for substantial additional capital to fully implement our plan of operations; no assurances of and uncertainty of profitability; no assurances of the Company’s ability to effect sufficient product sales so as to maintain exclusivity in certain territorial markets, the result of which could materially adversely affect the Company’s results of operations; need for additional management, sales and marketing personnel, which is contingent upon our receipt of additional capital; competition from companies having substantially greater financial, marketing and other resources than the Company, including name and brand recognition; the impact of competitive services and pricing; changing consumer tastes and trends; and the legal, auditing and administrative cost of compliance associated the Sarbanes Oxley Act.

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

General

We are a startup business engaged in the development, manufacturing and marketing of a premium skin care collection designed to provide a full spectrum of skin care products that naturally improve skin wellness and provide anti-aging properties to a rapidly expanding health and wellness market.

We have earned no revenues in 2011 from our business operations.  Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan.  We may raise this additional capital either through debt or equity.  No assurance can be given that such efforts will be successful.  Although there are no specific plans at present for raising additional capital the Company is still active with FINRA as it pertains to our April 2011 15c-211 filing.  Once our application for listing OTCBB is approved our ability to raise the necessary capital to launch our product should be greatly enhanced.

The Company still owns all rights to its proprietary ingredient, Collamin_G and continues to maintain a good relationship with its manufacturing and packaging company.

The Premium, All-Natural Skin Care product markets are still experiencing rapid expansion.  Because all of our product formulas are in place and our product testing is complete, the Company believes that the time frame needed to launch our product line for sales is extremely short term once the capital is raised.

Since our inception, we have been engaged in business planning activities, including the launch of our product line, product research with professional focus groups, production of an infomercial, launch of an e-commerce website, developing our economic models and financial forecasts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operations:

Three Months Ended September 30, 2011 and September 30, 2010.

During the three months ended September 30, 2011 we generated $0 in revenue compared to revenues of $0 for the same period ending September 30, 2010.  Net losses for the three months ending September 30, 2011, were $ (3,017) compared to net losses of $ (12,210) for the same period ending September 30, 2010, and were primarily attributable to administrative expenses, professional and consulting fees.

For the quarter ended September 30, 2011 there were no sales of the Collesense™ Premium Skin Care Collection.  The company needs additional capital to manufacture product.  Cost of Goods for the period ending September 30, 2011 was $0.  The total Operating Expenses for the period ending September 30, 2011 were $3,017.  The decrease in our Operating Expenses was attributable to the reduction of General and Administrative and the elimination of Salaries and Wages.  With a Gross Profit of $0 and operating expenses totaling $3,017 the Company had a loss from operation in the nine (9) months ending September 30, 2011 of $12,459.

Nine Months Ended September 30, 2011 and September 30, 2010.

During the nine months ended September 30, 2011 we generated $0 in revenue compared to revenues of $0 for the same period ending September 30, 2010. Net losses for the nine months ending September 30, 2011, were $ (12,459) compared to net losses of $ (77,829) for the same period ending September 30, 2010, and were primarily attributable to administrative expenses, professional and consulting fees.  The primary reason for the reduction in net losses is due to the decision of the officers and directors to no longer receive compensation for their services dating back to April 1, 2010.  In addition, one of the officers is providing office space to the company at no charge as of the same date.

Liquidity and Capital Resources:

At September 30, 2011, the company’s total assets of $2,119 were exceeded by total current liabilities of $294,776. The Company had cash on hand of $543.

We have limited capital resources, as, among other things, we are a startup company with a limited operating history.  We did not generate any revenues in 2010 or for the first nine months of 2011, and may not be able to generate sufficient revenues to become profitable in the future.  The company does plan to restart production of the Collesense product line which will produce product for sale.  This production is predicated on financing or loans from various parties.

Our cash reserves are not sufficient to meet our obligations for the next 3-month period.  As a result, we may need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of loans or in the form of equity financing from the sale of our common stock, $.00125 par value, on best efforts to accredited investors only, pursuant to the exemptions from registration in Section 4 (2) and Regulation D adopted under the Securities Act of 1933 as amended.  We do not have any arrangements in place for any future equity financing or loans.

We do not currently own any significant plant or equipment that we will seek to sell in the near future.

We do not anticipate any need to purchase any equipment the future.

We do not anticipate the need to hire employees over the next 3 months.  We believe that our operations are currently on a small scale and are manageable by one individual.

Item 3.  Quantitative and Qualitative Disclosers About Market Risk.

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Robert Knapp, the Company's Principal Executive Officer and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's Principal Executive Officer and Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Material Weakness

Internal Controls Over Financial Reporting

In connection with the preparation of our financial statements for the year ended September 30, 2011, certain significant deficiencies in internal control became evident to management that represented material weaknesses, including:

i.   Lack of an audit committee. We did not have an audit committee who would be charged with the purpose of overseeing the accounting and financial reporting processes of the Company.

ii.   Insufficient segregation of duties in our accounting functions and limited personnel. During the year, we had limited staff that performed nearly all aspects of our financial reporting process including, but not limited to access to the underlying accounting records and systems, the ability to record journal entries and responsibility for the preparation of financial statements.

This created certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. In addition, our Company's accounting personnel do not have sufficient technical accounting knowledge relating to accounting for complex generally accepted accounting principle matters. Management corrected any errors prior to the release of our Company's December 31, 2010 and March 31, 2011 financial statements.

CHANGES IN INTERNAL CONTROLS
During the nine months ended September 30, 2011 the Company employed an outside accountant proficient in financial reporting and technical accounting on an ad-hoc hourly basis. As this person is interim to the hiring of a full time accounting professional and becoming familiar with the Company's accounting and financial reporting processes, management does not believe this material weakness is fully remediated as of September 30, 2011. Thus, management believes that there were no changes in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1(A).  RISK FACTORS

Not Required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS

A.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERELITE SOLUTIONS, INC.

Date: March 28, 2012	By:	/s/ Robert L. Knapp
Principal Executive Officer
Principal Financial Officer