Form 10-K
period 2011-12-31
AMERELITE SOLUTIONS, INC.
filed 2012-04-16
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[mark one]

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year period ended: December 31, 2011

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes     ☒ No

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

☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of March 31, 2012 there were 14,181,088 shares of the registrant's  $0.00125 par value common stock issued and outstanding.

Documents incorporated by reference: None

AmerElite Solutions, Inc.
(A Development Stage Company)

FORWARD-LOOKING STATEMENTS

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

PART I

Item 1.    Description of Business

AmerElite Solutions, Inc. (“AMRX”, “the Company”, “we”, “our”, or “us”) is engaged in the business of developing, manufacturing, marketing and selling the Collesense™ Premium Skin Care Collection, a revolutionary skin care line combining next generation science with nature to form the most advanced beauty treatment available today.  The Company owns the worldwide rights to its intellectual property, Collamin_G®, a revolutionary anti-aging ingredient that is the main ingredient in the Collesense™ Skin Care Collection.

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

Item 1.    Description of Business - continued

PRODUCTS AND SERVICES - continued

Collesense™ Cleansing Milk

This refreshing cleansing milk has been sold in our mall based test store and on the Company’s internet site.  Cleansing Milk has been sold both as an individual product and as part of the Collesense™ System.  It gently removes the build up of daily residue and make up, leaving the skin soft and radiant.  It will not dry out or strip your face as it cleans, soothes, and conditions the skin.

Collesense™ Facial Scrub

This micro-exfoliating scrub has been sold in our mall based test store and on the Company’s internet site.  Facial Scrub has been sold both as an individual product and as part of the Collesense™ System.  It gently and effectively aids in the removal of the accumulation of dead surface cells, and refines the pores as it brightens and polishes the skin.

Collesense™ Serum G®

This high potency serum has been sold in our mall based test store and on the Company’s internet site.  Serum_G® is the Company’s best selling product and has been sold both individually and as part of the Collesense™ System.  It is based on the revolutionary ingredient Collamin_G®.  Clinical studies have shown that when used daily, Serum_G® reduces the appearance of fine lines and wrinkles and the skin appears tightened.  The effectiveness of Collamin_G® is based on a formula of ingredients native to the skin that stimulates the skin’s own collagen molecules. The elements of Collamin_G® are approximately 200-500 times smaller than the pores of the skin, which means that approximately 200-500 elements penetrate the skin through a single pore at one time.  Made from ingredients native to the skin Collamin_G® contains nutrients that are essential to support the body’s natural process of collagen regeneration.

Collesense™ Eye Balm

This elegant blend of botanicals and anti-oxidants has been sold in our mall based test store and on the Company’s internet site.  The Eye Balm has been sold both individually and as part of the Collesense™ System.  It replenishes, revitalizes and hydrates the delicate under eye area. The texture is creamy and delivers a very fine film to moisturize and soften the under eye area with no pilling or residue.  In addition, it may reduce the appearance of puffiness, dark circles, fine lines and wrinkles.

Collesense™ Daytime Moisturizer

This ultimate rejuvenating hydrator with natural sun filters has been sold in our mall based test store and on the Company’s internet site.  This Daytime Moisturizer has been sold both individually and as part of the Collesense™ System.  It delivers a sustained release of extraordinary moisture into the skin while at the same time creates a sealing barrier on the skin that offers protection from the visible effects of the environment and time.   It reduces the appearance of fine lines and wrinkles making beautiful skin a daily reality.  Contains botanically based ingredients that acts as a sun-filtering agent.

Collesense™ Night Cream

This revolutionary treatment that supplies a mega dose of anti-oxidants, botanicals and vitamins has been sold in our mall based test store and on the Company’s internet site.  This Night Cream has been sold both individually and as part of the Collesense™ System.  It is synergistically blended to deeply nourish the skin for new cellular growth and counter balance all free radical reaction that may damage the skin.  The Night Cream strengthens firms and encourages cell recovery.

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

Item 1.    Description of Business - continued

PRODUCTS AND SERVICES - continued

Marketing Plan

The goal of the marketing plan is to educate our target customers to truly understand the uniqueness of the Collesense™ Premium Skin Care Collection.  Our direct response plan and internet based advertising campaign fits within the overall business plan of controlling all aspects of the Collesense™ Premium Skin Care Collection line of products, from research and development, to manufacturing, warehousing, distribution and direct sales to the customer.  We intend to start with short and long form advertising broadcast nationwide.  The ads will educate the consumer to the uniqueness of Collesense™ and direct them to an informed sales representative or an Internet site.  Utilizing a professional sales team and the internet will allow the consumer to become educated to the unique benefits of using Collesense™ view testimonials and before and after photos, compare Collesense™ to existing skin care lines and place an order.

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

Research & Development / New Product Development

The President of AmerElite Solutions is responsible for the Company’s Research and Development.  The President is performing the product development as part of his duties at no additional charge.  Our manufacturing firm is not charging the Company for their help in the development of the products other than having an exclusive agreement to manufacture the Company’s product. The Company has no expected Research and Development Expenses in the next twelve (12) months.

Since we introduced Collesense™, we have received outstanding input from our growing customer base.  Based on their comments, we have developed additional products to keep up with the evolving skin care market.  Currently ready for production is our ‘Serum_H’, an ultra-hydrator that ‘weather-proofs’ the skin.  This hydro-lipid restorer utilizes the ONLY botanically derived polymer available on the market today in order to naturally balance the moisture level of the skin for all climates.  In order to meet the growing demand from ethnic communities for a pale complexion, we have developed a skin brightening lotion that has been clinically proven to lighten the skin tone.  Products that are currently in the development stage include a lotion to reduce varicose veins, treat rosacea, a facial mask, toner, body lotion, body wash, shampoo, conditioner and a mist.  We are totally committed to the Research and Development necessary to ensure continuous flow of new and improved products to the marketplace.

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

RESEARCH AND DEVELOPMENT

The President of AmerElite is performing the product development as part of his duties at no additional charge.

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

Control By Management.

Currently the Company’s two Officers and Directors own 12% of the outstanding shares of common stock along with 72% of the Convertible Preferred Stock.  With conversion of the Preferred Stock into common shares, the Officers and Directors could own as much as 22% of the common stock.  Together with their immediate families they could control as much as 73%.  These officers with their family may be able to elect virtually all of the directors and control all operations of AmerElite
Solutions, Inc.

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

Item 1A.    Risk Factors - continued

Receive A ‘Going Concern Opinion’ From Auditor.

In AmerElite’s December 31, 2011 & 2010 Financial Statement, the Company has received a “Going Concern Opinion” from its auditors.  The Company’s ability to execute its Business Plan is dependent upon its ability to raise funds for its direct-response marketing program.  Management’s plan is to raise capital by borrowing funds and/or offering shares of its common stock, $0.00125 par value, on a “Best Efforts” basis to accredited investors only, pursuant to the exemption from registration contained in Section 4(2) and Regulation D adopted under the Securities Act of 1933 as amended.  Because the outcome or this future event is not susceptible to reasonable estimation by management it was determined that a “Going Concern Opinion” was appropriate.

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

There Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on FINRA broker-dealers who make a market in “penny stocks”.  A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share.  Our shares currently are not traded on NASDAQ nor on any other exchange nor are they quoted on the OTC/Bulletin Board or “OTCBB”.  In April of 2011, the Company filed its 15c-211 application with FINRA.  If we are successful in establishing a market maker and successful in applying for quotation on the OTCBB, it is very likely that our stock will be considered a “penny stock”.   In that case, purchases and sales of our shares will be generally facilitated by FINRA broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sales of our shares in the secondary market.

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

The issuer has been a fully-reporting Company since the second quarter of 2008 and is required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, and the rules and regulations hereunder.  In order to comply with such requirements, we utilize an outside accounting firm to prepare our financial statements and our independent registered auditors will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by the by these professionals for such services cannot be accurately predicted at this time.  The incurrence of such costs will obviously be an expense to our operations, when incurred.

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

We are authorized to issue up to 20,000,000 share of common stock of which 14,181,088 shares are issued and outstanding as of December 31, 2011.  We are authorized to issue up to 2,000,000 shares of preferred stock, of which 1,250,000 shares are issued and outstanding as of December 31, 2011.  Our Board of Directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders.   Consequently, the stockholders may experience more dilution in their ownership of AMRX in the future.

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

Item 4.    Submission of Matters to a Vote of Security Holders

During fiscal year ended December 31, 2011, no matters were submitted to our stockholders for approval.

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

Holders

As of December 31, 2011, there were 76 holders of record of our common stock

Dividends

No dividends have ever been declared by the Board of Directors on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan

We do not have any equity compensation plans authorized or adopted however, we reserve the right to do so at a later date.

Unregistered Securities Sold

As of the date of this Annual Report and during fiscal year ended December 31, 2011, we did not issue any shares of our common stock to provide capital through private placement offerings.

Preferred Stock

The Company has 2,000,000 shares of authorized Class A Convertible Preferred Stock having a par value of $0.001 per share, as of December 31, 2011 there are 1,250,000 shares issued and outstanding.  The Preferred Stock shall have the right to be converted at any time after two (2) years from the date of issuance into two (2) shares of common stock.

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

Item 6.    Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a discussion and analysis of our financial condition and results of operations for the 12 months ended December 31, 2011  and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

As of December 31, 2011, the Company’s Notes Payable was $55,300.  Currently, the Company has an average of $1,200 per month in costs and expenses.  The Company’s President has made arrangements to borrow these funds on an interim basis until the Company can obtain funds to capitalize itself.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

During the year ended December 31, 2011 we have continued the following steps to implement our business plans:

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

Results of Operations:

During the twelve months ended December 31, 2011, we generated $0 in revenue compared to revenues of $0 for the same period ending December 31, 2010. Net losses for the twelve months ending December 31, 2011 were $(13,701) compared to net losses of $(77,829) for the same period ending December 31, 2010, and were primarily attributable to administrative expenses, professional and consulting fees.  The reason for a reduction in net loss is due to the decision of the officers and directors to no longer receive compensation for their services as of April 1, 2010.  In addition, one of the officers is providing office space to the company at no charge as of the same date.

For the year ended December 31, 2011, we continued to promote the six products that make up the Collesense Premium Skin Care Collection.  Due to the absence of an advertising and marketing budget and retail operation in 2011, we had no revenue from sales.  The total Operating Expenses for the period ending December 31, 2011 were $13,701.  These expenses were comprised of $0 for salaries and wages; $9,452 for professional and consulting fees; $4,249 for general and administrative expense.  With a Gross Profit of $0 and operating expenses totaling $13,701 the Company had a loss from operation in the twelve (12) months ending December 31, 2011 of $13,701.

Liquidity and Capital Resources:

At December 31, 2011, the Company’s total current liabilities of $295,844 exceeded total assets of $1,945. We had cash on hand of $610.  The Company’s current cash requirement is an average of $1,200 per month.   AmerElite does not anticipate cash flows from revenues will be adequate to fund our operations and business plan over the next twelve (12) months.  We have no lines of credit or other bank financing arrangements.  The Company’s management made arrangements to borrow $10,400 to pay for the necessary expenses during the year ending December 31, 2011.  The Company’s management plans to raise the majority of this capital needed by borrowing funds and/or from private placement of equity.  However, there is no assurance that financing will be available on reasonable terms or at all.  AmerElite Solutions intends to use its working capital principally to purchase inventory, fund media advertising and fund the Company’s overhead and operating costs.

Item 7A.  Quantitative and Qualitative Disclosers About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

AmerElite Solutions, Inc.

(A Development Stage Company)

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2011 and 2010	F-2

Statements of Operations for the Years Ended December 31, 2011 and 2010 and from Inception (July 26, 1994) to December 31, 2011	F-3

Statements of Stockholders' Equity from Inception (July 26, 1994) to December 31, 2011	F-4 to F-6

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and from Inception (July 26, 1994) to December 31, 2011	F-7

Note to the Financial Statements	F-8 to F-10

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AmerElite Solutions, Inc.
Phoenix, Arizona

I have audited the accompanying balance sheets of AmerElite Solutions, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related  statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from July 26, 1994 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of AmerElite Solutions, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, and for the period from July 26, 1994 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
April 4, 2012	RONALD R. CHADWICK, P.C.

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash and Cash Equivalents	$610	$757
Accounts Receivable	-	-
Inventory	-	-

Total Current Assets	610	757

Fixed Assets:
Furniture and Equipment, net	-	1,941
Other Assets:
Pre-Paid Expenses	-
Deposits	1,335	1,135

Total Assets	$1,945	$3,833

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$240,544	$251,162
Notes Payable	55,300	44,900
Related Party Payables	-	70,000

Total Current Liabilities	295,844	366,062

Total Liabilities	295,844	366,062

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding 1,250,000 shares	1,250	1,250

Common Stock, authorized 20,000,000
shares, par value $0.00125, issued and
14,824,353 (2011) and 15,084,353 (2010)
shares issued and outstanding	18,529	18,854

Additional Paid-in Capital	2,998,663	2,992,533
Subscriptions (Receivable)	-	(76,226)
Accumulated Deficit during Development Stage	(3,312,341)	(3,298,640)

Total Stockholders' Equity/(Deficit)	(293,899)	(362,229)

Total Liabilities and Stockholders' Equity	$1,945	$3,833

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations

	Twelve Months Ended		July 26, 1994
	Dec 31	Dec 31	(Inception)
			to Dec. 31
	2011	2010	2011

Revenue	$-	$-	$21,759

Total Revenue	-	-	21,759

Cost of Goods Sold	-	-	5,320

Gross Profit	-	-	16,439

Operating Expenses
Salaries and Wages	-	57,500	1,059,698
General and Administrative	4,249	8,243	913,502
Professional and Consulting	9,452	12,086	551,981
Product Development			84,851
Marketing			289,551
Investor Relations	-	-	465,672

Total Expenses	13,701	77,829	3,365,255

(Loss) from Operations	(13,701)	(77,829)	(3,348,816)

Other Income/(Expense)
Other Income		-	4,519
Interest Income			45,173
Interest Expense			(13,217)

Total Other Income/(Expense)	-	-	36,475

Net Income/(Loss) Before Income Taxes	(13,701)	(77,829)	(3,312,341)

Income Tax Expense	-	-	-

Net Income/(Loss)	$(13,701)	$(77,829)	$(3,312,341)

Basic (Loss) per Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares	15,041,020	15,084,353

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Stockholders' Equity

Inception 26-Jul-1994 to 31- Dec. 2011

							(Deficit)
							Accumulated
						Stock	During
	Preferred Stock		Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, Inception July 26, 1994	-	$-	-	$-	$-	$-	-	$-

Common Shares issued to founders
26-Jul-1994 @ $0.00125 per share			2,080,000	2,600	-			2,600

Common Shares issued for services
26-Jul-1994 @ $0.00125 per share			80,000	100	-			100

Net (Loss)							(49,500)	(49,500)

Balance, December 31, 1994	-	-	2,160,000	2,700	-	-	(49,500)	(46,800)

Common Shares issued for Cash on			80,000	100	49,900			50,000
29-June-1995 @ $1.25 per share							(181,369)	(181,369)

Balance, December 31, 2004	-	-	2,240,000	$2,800	$49,900	$-	(230,869)	$(178,169)

Common Shares issued for Cash on
3-May-05 @ $0.50 per share			200,000	250	99,750	(85,000)		15,000

Common Shares issued to purchase
Assets on 11-May-05 @ $0.50			800,000	1,000	399,000			400,000
Common Shares issued for Cash on
21-Jul-05 @ $1.00 per share			250,000	313	249,687	(250,000)		-

Common Shares issued for Service
on 13-Oct-05 @ $0.83 per share			370,000	462	443,538			444,000

Common Shares returned and cancelled
on 13-Oct-05 @ $0.83 per share			(50,000)	(63)	(59,937)			(60,000)

Net (Loss)							(483,422)	(483,422)

Balance, December 31, 2005		-	3,810,000	4,762	1,181,938	(335,000)	(714,291)	137,409

Common Shares issued for Service on
27-Jan-06 @ $0.683 per share			205,000	256	139,744			140,000

Common Shares issued for employee
Compensation on 27-Jan-06 @ $0.60			327,500	410	196,090			196,500

Common Shares issued for Service
on 8-May-06 @ $0.828 per share			20,360	25	16,835			16,860

Common Shares issued for Service
on 14-Jul-06 @ $0.312 per share			410,000	513	127,487			128,000

Common Shares issued for Service
on 17-Jul-06 @ $0.50 per share			500,000	625	249,375			250,000
Common Shares issued for Service
on 8-Nov-06 @ $0.50 per share			30,000	37	14,963			15,000

Net (Loss)							(936,760)	(936,760)

Statements of Stockholders' Equity - continued

Balance, December 31, 2006	-	-	5,302,860	6,628	1,926,432	(335,000)	(1,651,051)	(52,991)

Common Shares issued for Service
on 24-Jan-07 @ $0.33 per share			160,000	200	52,800			53,000

Cash Received on Subscriptions						258,774		258,774

Preferred Shares issued for Officer
compensation on 20-Feb-07 @ $0.30	250,000	250			74,750			75,000

Common Shares issued for employee
compensation on 3-Jul-07 @ $0.10			900,000	1,125	88,875			90,000

Common Shares issued for Service
on 3-Jul-07 @ $0.10 per share			550,000	688	54,312			55,000

Preferred Shares issued for Officer
compensation on 3-Jul-07 @ $0.10	300,000	300			29,700			30,000

Common Shares issued for Service
on 10-Jul-07 @ $0.03 per share			500,000	625	14,375			15,000

Common Shares issued for Service
on 24-Jul-07 @ $0.167 per share			360,000	450	59,550			60,000

Common Shares issued to Retire Debt
on 24-Jul-07 @ $0.199 per share			892,387	1,115	177,362			178,477

Net (Loss)							(469,583)	(469,583)

Balance, December 31, 2007	550,000	550	8,665,247	10,831	2,478,156	(76,226)	(2,120,634)	292,677

Net (Loss)							(814,847)	(814,847)

Balance, December 31, 2008	550,000	$550	8,665,247	$10,831	$2,478,156	$(76,226)	$(2,935,481)	$(522,170)

Common Shares returned and cancelled
in April 09 @ $0.00125 per share			(1,694,280)	(2118)	2118			0

Common Shares issued to Retire Debt
on 01-June-09 @ $0.03 per share			4,066,669	5,083	116,917			122,000

Common Shares issued to Retire Debt
on 08-June-09 @ $0.02 per share			125,000	156	2,344			2,500

Preferred Shares (700,000 shares at
$0.10 per share for $70,000 total) and
Common Shares (2,703,550 shares at
$0.10 per share for $270,355 total)
issues for debt relief of $283,755 and	700,000	700			69,300			70,000
$56,600 of compensation on 09-June-09			2,703,550	3,379	266,976			270,355

Common Shares issued for Service
on 09-June-09 @ $0.03 per share			908,167	1,135	26,110			27,245

Common Shares issued for debt relief
on 09-June-09 @ $0.10 per share			310,000	388	30,612			31,000

Net (Loss)							(280,818)	(280,818)

Statements of Stockholders' Equity - continued

Balance, December 31, 2009	1,250,000	$1,250	15,084,353	$18,854	$2,992,533	$(76,226)	$(3,216,299)	$(279,888)
	-

Net (Loss)							(82,341)	(82,341)

Balance, Dec., 31, 2010	1,250,000	1,250	15,084,353	18,854	2,992,533	(76,226)	(3,298,640)	(362,229)

Paid in capital - Debt Relief					82031			82031
Sub. Rec. reversed off as uncollectable					-76226	76,226		0

Common Shares cancelled
in October 11 @ $0.00125 per share			(260,000)	(325)	325			0

Net (Loss)							(13,701)	(13,701)

Balance, December 31, 2011	1,250,000	$1,250	14,824,353	$18,529	$2,998,663	$-	$(3,312,341)	$(293,899)

The Company was inactive from 1995 to 1997 and again from 1999 through 2004. The Company has summarized the accumulated deficit for those periods in these statements.
An 8 for 1 forward stock split on April 16, 1997 and a 1 for 10 reverse stock split on December 8, 2006 have been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows

	Twelve Months Ended		July 26, 1994
	Dec 31	Dec 31	(Inception)
			to Dec. 31
	2011	2010	2011
Operating Activities
Net Loss	$(13,701)	$(82,341)	$(3,312,341)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	-	1,594,905
Depreciation and Amortization	1,941	2,000	20,441
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	200	-	(1,335)
Increase/(Decrease) in Accounts Payable	(1,487)	57,932	795,511
Increase/(Decrease) in Accrued Liabilities		-	70,000
Write Offs	-	-	435,279

Net Cash (Used) by Operating Activities	(13,047)	(22,409)	(397,540)

Investment Activities
Investment in Trademarks and Trade Names	-	-	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	-	(34,170)

Financing Activities
Pre-Paid Expenses	-	0	-
Proceeds from Loans	12,900	21,250	475,109
(Repayment) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	12,900	21,250	432,320

Net Increase / (Decrease) in Cash	(147)	(1,159)	610

Cash, Beginning of Period	757	1,915	-

Cash, End of Period	$610	$756	$610

Supplemental Information:
Interest Paid	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$-	$1,594,905
Stock issued to Convert Debt	$-	$-	$553,232
Paid in Capital - Debt Relief	$82,031	$-	$82,031
Stock Issued to Acquire Assets	$-	$-	$400,000

The accompanying notes are an integral part of these statements	0

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2011)

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

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2011)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

·	Office furniture and equipment	5 years
·	Computer hardware and software	3 years

Depreciation is computed on the straight-line method for both financial reporting and for income tax purposes.

As of December 31, 2010 and 2009 fixed assets consisted of the following:

	2011	2010
Office Furniture and Equipment	$10,000	$10,000
Computer Hardware and Software	10,441	10,441

Subtotal	20,441	20,441
Less:
Accumulated Depreciation	(20,441)	(18,500)

Total Furniture and Equipment	$0.00	$1,941

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

At December 31, 2011 and 2010 the Company had net operating loss carryforwards of approximately $3,323,0011 and $3,309,229 which begin to expire in 2014. The deferred tax asset of approximately $1,163,000 and $1,158,000 in 2011 and 2010 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2011 and 2010 was $5,000 and $29,000.

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

AmerElite Solutions, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements
(December 31, 2011)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred no advertising costs during the years ended December 31, 2011 and 2010.

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

NOTE 4.	NOTES PAYABLE

As of December 31, 2011 and 2010 notes payable consisted of the following, all due to related parties:

	2011	2010
Demand Note, non-interest bearing	$55,300	$44,900

Total Notes Payable	$55,300	$44,900

NOTE 5.	STOCKHOLDERS’ EQUITY

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

Item 9.  Changes In and Disagreements with Accountants on Accounting Policies

We have had no disagreements with accountants on accounting and financial disclosure.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives.  In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are not effective in reaching that level as assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2011.  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures the (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on its evaluation under the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses:

(1)           The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions.  The Company has not implemented measures that would prevent the individuals from overriding the internal control system.  The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports;

(2)           The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

In addition, our Company's accounting personnel (our Chief Financial Officer) does not have sufficient technical accounting knowledge relating to accounting for complex U.S. generally accepted accounting principle matters.

Item 9A. Controls and Procedures. - continued

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weakness through various steps.

Remediation Plan

We have identified that additional staff will be required to properly segment the accounting duties of the Company.  However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Robert L. Knapp	43	Director/President
Courtney Knapp	39	Director/Vice President

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

Rob Knapp, President/Director

As President, Mr. Knapp has over 13 years of executive experience serving both public and private companies.  His experience includes; executive management, business development, e-commerce, product launch and development, marketing, systems management & budgeting and forecasting.

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

Courtney Knapp, Director/Vice President

Courtney Knapp, Director & Vice President of AmerElite Solutions, graduated from Michigan State University with a Bachelor of Arts in Business Administration, Materials and Logistics Management.  In 1995 she went to work in Commercial Real Estate in some of Chicago’s premier office properties.  Managing both historical and modern properties she was responsible for the budget development, management and reporting, construction and maintenance projects, contract management and tenant relations.

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

 Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert L. Knapp	2011 2010	-0- 40,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 40,000
Courtney Knapp	2011 2010	-0- 17,500	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 17,500

As of December 31, 2011 and 2010, there were no:

•	Grants or other plan-based awards outstanding;
•	Options outstanding or exercised; and
•	No pension benefit plans

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2011, by (i) our directors; (ii) our named executive officers; and (iii) each person or entity known by us to beneficially own 5% or more of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters - continued

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Amount & Type of Stock	Percentage of Class
Robert L. Knapp 3122 W. Clarendon Phoenix, AZ 85017	Common Stock: 633,150 shares	4.465%
	Preferred Stock: 400,000 shares	32.00%
Courtney Knapp 3122 W. Clarendon Phoenix, AZ 85017	Common Stock: 999,450 shares	7.048%
	Preferred Stock: 500,000 shares	40.00%
AmeriTech International 23233 N. Pima Rd. Scottsdale, AZ 85255	Common Stock: 1,333,334 shares	9.402%
Cinnabar Group Inc. 16845 N. 29th Ave. Ste #624 Phoenix, AZ 85053	Common Stock: 1,093,334 shares	7.710%
GR Hanby Co., Inc. 8110 E. Williams Dr. Scottsdale, AZ 85255	Common Stock: 1,350,950 shares	9.526%
Louis A. Knapp P.O. Box 876 Humboldt, AZ 86329	Common Stock: 834,834 shares	5.887%
Nicholas G. Knapp-Gutierrez 8110 E. Williams Dr. Scottsdale, AZ 85255	Common Stock: 900,000 shares	6.346%
Skylar R. Knapp-Gutierrez 8110 E. Williams Dr. Scottsdale, AZ 85255	Common Stock: 900,000	6.346%
Oakpoint Distributors 3217 E. Shea Blvd. Ste #306 Phoenix, AZ 95028	Common Stock: 1,300,500	9.170%
Nancy vonBargen 13500 Edmonthorpe Midlothian, VA 23113	Common Stock 794,100	5.599%
Total Common Stock Shares	10,139,652	71.501%
Total Preferred Stock Shares	900,000	72.00%

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters - continued

3)
Robert Knapp, President/CEO, Director owns 633,150 shares of common stock and 400,000 shares of Series A Preferred Stock.  Robert Knapp has two minor children, Alec Knapp and Dillon Knapp.  Each child has 150,000 shares of common stock of the company for which Mr. Knapp has custodial control.  Mr. Knapp has no influence or control over his siblings’ financial affairs or business interests.

4)
Courtney Knapp, Director, owns 999,450 shares of common stock and 500,000 shares of Series A Preferred Stock.  Ms Knapp owns a controlling interest in two non-public companies, Cavalier Products and Cinnabar Group, that both own shares in AmerElite Solutions.  Cavalier Products owns 156,667 shares of common stock of the company.  Cinnabar Group owns 1,093,334 shares of common stock of the company.  Ms Knapp has no influence or control over her siblings’ financial affairs or business interests.

5)
G.R. Hanby Co, Inc. owns 1,350,950 of common stock.  Ms. Stephanie Knapp owns a controlling interest in G.R. Hanby.  Stephanie Knapp owns 400,000 shares of common stock and 350,000 shares of Series A Preferred Stock.  Ms. Knapp has two minor children, Nicholas Knapp-Gutierrez and Skylar Knapp-Gutierrez.  Each child owns 900,000 shares of common stock of the company for which Ms. Knapp has custodial interest.  Ms. Knapp is the sister of both Robert Knapp and Courtney Knapp.  Ms. Stephanie Knapp has no influence or control over her siblings’ financial affairs or business interests.

6)
Louis A. Knapp owns 834,834 shares of common stock.  Mr. Knapp is an uncle of Robert Knapp, Courtney Knapp, and Stephanie Knapp.  Mr. Knapp has no influence or control over his nephew or nieces’ financial affairs or business interests.

7)
Nancy von Bargen owns 794,100 shares of common stock.  Ms Von Bargen owns a controlling interest in a non public company, Oakpoint Distributors.  Oakpoint Distributors owns 1,300,500 shares of common stock of the company.  Ms. vonBargen is an aunt to Robert Knapp, Courtney Knapp, and Stephanie Knapp.  Ms. vonBargen has no influence or control over her nephew or nieces’ financial affairs or business interests.

8)
Ameritech International owns 1,333,334 shares of common stock.  Ameritech is an inactive company controlled by James L. Knapp.  Mr. Knapp is the father of Robert Knapp, Courtney Knapp, and Stephanie Knapp.  Mr. Knapp has no influence or control over his children’s and other family members’ financial affairs or business interests.

Item 13. Certain Relationships and Related Transactions, and Director Interdependence

The Company has not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of AmerElite Soltions or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table presents the fees for professional audit services rendered by Ronald R. Chadwick, P.C., CPA (“RC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2011 and December 31, 2010 and fees billed for other services rendered by RC during those periods. All services reflected in the following fee table for 2011 and 2010 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	December 31, 2011	December 31, 2010

Audit fees (1) - RC	$8,140	$8,500
Audit-related fees - RC	-	-
Tax fees - RC	-	-
All other fees - RC	-	-
TOTAL FEES	$8,140	$8,500

NOTES::
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

In its capacity theBoard of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

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

AMERELITE SOLUTIONS, INC

Date: April 13, 2012	By:	/s/ Robert L Knapp
Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

Date: April 13, 2012	By:	/s/ Robert L Knapp
Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer