Form 10-K/A
period 2011-12-31
AMERELITE SOLUTIONS, INC.
filed 2012-04-18
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

Documents incorporated by reference: None

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Amerelite Solutions, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

2.	Exhibits. The Exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

The following documents are filed as part of this Report:

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer (1)

32	Certification of Chief Executive Officer and Chief Financial Officer (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Labels Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1) Incorporated by reference from Form 10-K as filed with the SEC on April 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERELITE SOLUTIONS, INC

Date: April 18, 2012	By:	/s/ Robert L Knapp
Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

Date: April 18, 2012	By:	/s/ Robert L Knapp
Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer