Form 10-Q
period 2012-03-31
AMERELITE SOLUTIONS, INC.
filed 2012-05-11
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒           QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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
Yes ☐ No ☒

As of April 30, 2012 the registrant had 14,181,088 shares of its common stock, $.00125 par value, issued and outstanding.

AmerElite Solutions, Inc.
(A Development Stage Company)

ITEM 1 FINANCIAL STATEMENTS

AmerElite Solutions, Inc.
(A Development Stage Company)

  Balance Sheets

	March 31	December 31,
	2012	2011
	(Unaudited)	Audited
ASSETS

Current Assets:
Cash and Cash Equivalents	$932	$610

Total Current Assets	932	610

Other Assets:
Deposits	1,335	1,335

Total Assets	$2,267	$1,945

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$238,485	$240,544
Notes Payable	63,575	55,300

Total Current Liabilities	302,060	295,844

Total Liabilities	302,060	295,844

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding 1,250,000 shares	1,250	1,250

Common Stock, authorized 20,000,000
shares, par value $0.00125,
14,824,353 (2011) and 14,181,088 (2012)
shares issued and outstanding	17,725	18,529
Additional Paid-in Capital	2,999,466	2,998,663
Accumulated Deficit during Development Stage	(3,318,235)	(3,312,341)

Total Stockholders' Equity/(Deficit)	(299,794)	(293,899)

Total Liabilities and Stockholders' Equity	$2,267	$1,945

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

  Statements of Operations

			July 26, 1994
	Three Months Ended		(Inception)
	March 31	March 31	to March 31
	2012	2011	2012

Revenue	$-	$-	$21,759

Total Revenue	-	-	21,759

Cost of Goods Sold	-	-	5,320

Gross Profit	-	-	16,439

Operating Expenses
Salaries and Wages	-	-	1,059,698
General and Administrative	635	926	914,137
Professional and Consulting	5,260	4,840	557,241
Product Development	-	-	84,851
Marketing	-	-	289,551
Investor Relations	-	-	465,672

Total Expenses	5,895	5,766	3,371,150

(Loss) from Operations	(5,895)	(5,766)	(3,354,711)

Other Income/(Expense)
Other Income	-	-	4,519
Interest Income	-	-	45,173
Interest Expense	-	-	(13,217)

Total Other Income/(Expense)	-	-	36,475

Net Income/(Loss) Before Income Taxes	(5,895)	(5,766)	(3,318,236)

Income Tax Expense	-	-	-

Net Income/(Loss)	$(5,895)	$(5,766)	$(3,318,236)

Basic (Loss) per Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	14,810,088	15,084,353
shares, par value $0.00125,

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

 Statements of Cash Flows

			July 26, 1994
	Three Months Ended		(Inception)
	Mar. 31	Mar. 31	to Mar. 31
	2012	2011	2012
Operating Activities
Net Loss	$(5,895)	$(5,766)	$(3,318,236)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	-	1,594,905
Depreciation and Amortization	-	500	20,441
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	-	-	(1,335)
Increase/(Decrease) in Accounts Payable	(2,058)	(2,108)	793,453
Increase/(Decrease) in Accrued Liabilities	-	-	70,000
Write Offs	-	-	435,279

Net Cash (Used) by Operating Activities	(7,953)	(7,374)	(405,493)

Investment Activities
Investment in Trademarks and Trade Names	-	-	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	-	(34,170)

Financing Activities
Pre-Paid Expenses	-	0	-
Proceeds from Loans	8,275	7,200	483,384
(Repayment) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	8,275	7,200	440,595

Net Increase / (Decrease) in Cash	322	(174)	932

Cash, Beginning of Period	610	757	-

Cash, End of Period	$932	$583	$932

Supplemental Information:
Interest Paid	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock Issued for Services	$-	$-	$1,594,905
Stock issued to Convert Debt	$-	$-	$553,232
Paid in Capital - Debt Relief	$-	$82,031	$82,031
Stock Issued to Acquire Assets	$-	$-	$400,000

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2012 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

As of March 31, 2011, the Company’s Notes Payable was $63,575.  Currently, the Company has an average of $1,200 per month in costs and expenses.  The Company’s President has made arrangements to borrow these funds on an interim basis until the Company can obtain funds to capitalize itself.

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

During the quarter ended March 31, 2012 we have continued the following steps to implement our business plans:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations:

Three Months Ended March 31, 2012 and March 31, 2011.

During the three months ended March 31, 2012 we generated $0 in revenue compared to revenues of $0 for the same period ending March 31, 2011.  Net losses for the three months ending March 31, 2012, were $(5,895) compared to net losses of $(5,766) for the same period ending March 31, 2011, and were primarily attributable to administrative expenses, professional and consulting fees.

For the quarter ended March 31, 2012 there were no sales of the Collesense™ Premium Skin Care Collection.  The company needs additional capital to manufacture product.  Cost of Goods for the period ending March 31, 2012 was $0.  The total Operating Expenses for the period ending March 31, 2012 were $5,895.  The increase in our Operating Expenses was attributable to the increase in Consulting fees.  With a Gross Profit of $0 and operating expenses totaling $5,895, the Company had a loss from operation in the three (3) months ending March 31, 2012 of $5,895.

Liquidity and Capital Resources:

At March 31, 2012, the company’s total assets of $2,267 were exceeded by total current liabilities of $302,080. The Company had cash on hand of $932.

We have limited capital resources, as, among other things, we are a startup company with a limited operating history.  We did not generate any revenues in 2011 or for the first three months of 2012, and may not be able to generate sufficient revenues to become profitable in the future.  The company does plan to restart production of the Collesense product line which will produce product for sale.  This production is predicated on financing or loans from various parties.

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

Item 3.  Quantitative and Qualitative Disclosers About Market Risk.

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Robert Knapp, the Company's Principal Executive Officer and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's Principal Executive Officer and Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Material Weakness

Internal Controls Over Financial Reporting

In connection with the preparation of our financial statements for the quarter ended March 31, 2012, certain significant deficiencies in internal control became evident to management that represented material weaknesses, including:

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

This created certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. In addition, our Company's accounting personnel do not have sufficient technical accounting knowledge relating to accounting for complex generally accepted accounting principle matters. Management corrected any errors prior to the release of our Company's December 31, 2011 and March 31, 2012 financial statements.

CHANGES IN INTERNAL CONTROLS
During the three months ended March 31, 2012, the Company employed an outside accountant proficient in financial reporting and technical accounting on an ad-hoc hourly basis. As this person is interim to the hiring of a full time accounting professional and becoming familiar with the Company's accounting and financial reporting processes, management does not believe this material weakness is fully remediated as of March 31, 2012. Thus, management believes that there were no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1(A).  RISK FACTORS

Not Required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

RECENT DEVELOPMENTS

JUMPSTART OUR BUSINESS STARTUPS (JOBS) ACT –

On April 5, 2012, President Obama signed the JOBS Act into law.

The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:
•	Raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;
•	Permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;
•	Allowing private companies to use “crowd funding” to raise up to $1 million in any 12-month period, subject to certain conditions; and
•
Creating a new category of issuer, called an “Emerging Growth Company”, for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity initial public offering (IPO) and complying with public company reporting obligations for up to five years.

While the JOBS Act is not expected to have any immediate application to the Corporation, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

Part II – Other Information (continued)

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

AMERELITE SOLUTIONS, INC.

Date: May 10, 2012	By:	/s/ Robert L. Knapp
Principal Executive Officer
Principal Financial Officer