Form 10-Q
period 2012-06-30
AMERELITE SOLUTIONS, INC.
filed 2012-08-20
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒           QUARTERLYREPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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
Yes ☐ No ☒

As of August 10, 2012 the registrant had 27,362,238 shares of its common stock, $0.001 par value, issued and outstanding.

AmerElite Solutions, Inc.
(A Development Stage Company)

Part I - Financial Information

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2012

AmerElite Solutions, Inc.
(A Development Stage Company)

  Balance Sheets

	June 30	December 31,
	2012	2011
	(Unaudited)	Audited
ASSETS

Current Assets:
Cash and Cash Equivalents	$4,844	$610

Total Current Assets	$4,844	$610

Other Assets:
Deposits	1,135	1,335

Total Assets	5,979	1,945

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	258,173	240,544
Accrued Interest Payable	2,673	-
Notes Payable	79,775	55,300

Total Current Liabilities	340,621	295,844

Total Liabilities	340,621	295,844

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding 1,250,000 shares	1,250	1,250

Common Stock, authorized 20,000,000
shares, par value $0.00125,
14,181,088 (2012) and 14,824,353 (2011)
shares issued and outstanding	17,725	18,529
Additional Paid-in Capital	2,917,435	2,998,663
Accumulated Deficit during Development Stage	$(3,271,053)	$(3,312,341)

Total Stockholders' Equity/(Deficit)	(334,643)	(293,899)

Total Liabilities and Stockholders' Equity	$5,979	$1,945

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

  Statements of Operations

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30

	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Total Revenue	-	-	-	-

Cost of Goods Sold	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Salaries and Wages	-	-
General and Administrative	2,006	1,145	2,640	2,072
Professional and Consulting	30,120	2,530	35,380	7,370
Product Development	-	-
Marketing	-	-
Investor Relations	-	-

Total Expenses	32,126	3,675	38,020	9,442

(Loss) from Operations	(32,126)	(3,675)	(38,020)	(9,442)

Other Income/(Expense)
Other Income	-	-
Interest Income	-	-
Interest Expense	(2,673)	-	(2,673)

Total Other Income/(Expense)	(2,673)	-	(2,673)

Net Income/(Loss) Before Income Taxes	(34,799)	(3,675)	(40,693)	(9,442)
Rounding Effefct
Income Tax Expense	(50)	-	(50)

Net Income/(Loss)	$(34,849)	$(3,675)	$(40,743)	$(9,442)

Basic (Loss) per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares	14,181,088	15,084,353	14,341,904	15,084,353
shares, par value $0.00125,

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

 Statements of Cash Flows

	Six Months Ended		July 26, 1994
	June 30	June 30	(Inception)
			to June 30
	2012	2011	2012
Operating Activities
Net Loss	$(40,743)	$(9,442)	$(3,353,085)
Adjustments to reconcile Net Loss:
Stock Issued for Service	-	-	1,594,905
Depreciation and Amortization	-	1,000	20,441
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	200	-	(1,135)
Increase/(Decrease) in Accounts Payable	17,629	(1,888)	813,140
Increase/(Decrease) in Accrued Liabilities	2,673	-	72,672
Write Offs	-	-	435,279

Net Cash (Used) by Operating Activities	(20,241)	(10,330)	(417,783)

Investment Activities
Investment in Trademarks and Trade Names	-	-	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	-	(34,170)

Financing Activities
Pre-Paid Expenses	-	-	-
Proceeds from Loans	24,475	10,450	499,585
(Repayment) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	-	323,774

Net Cash Provided by Financing Activities	24,475	10,450	456,796

Net Increase / (Decrease) in Cash	4,234	120	4,844

Cash, Beginning of Period	610	757	-

Cash, End of Period	$4,844	$877	$4,844

Supplemental Information:
Interest Paid	-	-	13,217
Income Taxes Paid	-	-	-

Significant Non-Cash Transactions:	-
Stock issued to Convert Debt	-	-	553,232
Paid in Capital - Debt Relief	-	82,031	82,031
Stock Issued to Acquire Assets	-	-	400,000

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2012 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

As of June 30, 2012, the Company’s outstanding Notes Payable balance was $79,775 along with Accrued Interest of $2,673. The Company’s Accounts Payable balance as of June 30, 2012 was $258,173.  Currently, the Company has an average of $2,500 per month in cash expenditures that it cannot accrue or pay in the form of equity.  The Company’s President has made arrangements to borrow these funds on an interim basis until the Company can obtain funds to capitalize itself.

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

In January of 2007 we manufactured 6 products for our Collesense™ Premium Skin Care Collection.  In February of 2007 we opened a kiosk in a local regional shopping center to run a market test and gain additional feedback regarding the products and price points.  In March of 2007 we contracted with a local company to run short features on Saturday mornings on a local TV station.  We ran four different offers featuring various combinations of Collesense™ products at four different price points.

Based on input from industry professionals, management continues to review several alternative names for a product line that will consist of the same 6 products that made up the Collesense™  Premium Skin Care Collection.  This new product line will be manufactured and packaged for both the domestic and international markets with labeling consistent with the domestic and international market that it is intended for.

During the quarter ended June 30, 2012 we have continued to implement the following steps of our business plan:

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

We have earned no revenues in 2012 from our business operations.  Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan.  We may raise this additional capital either through debt or equity.  No assurance can be given that such efforts will be successful.  We have no specific plans at present for raising additional capital.

Since our inception, we have been engaged in business planning activities, including the launch of our product line, product research with professional focus groups, production of an infomercial, launch of a e-commerce website, developing our economic models and financial forecasts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations:

Three Months Ended June 30, 2012 and June 30, 2011

During the three months ended June 30, 2012 we generated $0 in revenue compared to revenues of $0 for the same period ending June 30, 2011.  Net losses for the three months ending June 30, 2012, were $(34,849) compared to net losses of $(3,675) for the same period ending June 30, 2011, and were primarily attributable to administrative expenses, professional and consulting fees related to our efforts to become listed on the OTC:BB and our business plan.

For the quarter ended June 30, 2012 there were no sales of the Collesense™ Premium Skin Care Collection.  The Company needs capital to manufacture product.  Cost of Goods for the period ending June 30, 2012 was $0.  The total Operating Expenses for the period ending June 30, 2012 were $32,126.  The increase in our Operating Expenses was attributable to the increase in Consulting fees.  With a Gross Profit of $0 and operating expenses totaling $32,126, the Company had a loss from operation in the three (3) months ending June 30, 2012 of $32,126.

Six Months Ended June 30, 2012 and June 30, 2011

During the six months ended June 30, 2012, we generated $0 in revenue compared to revenues of $0 for the same period ending June 30. 2011.  Net losses for the six months ending June 30, 2012, were $40,743 compared to net losses of $9,442 for the same period ending June 30, 2011, and were primarily attributable to administrative expenses, professional and consulting fees related to our efforts to become listed on the OTC:BB and our business plan.

Liquidity and Capital Resources:

At June 30, 2012, the company’s total assets of $5,979 were exceeded by total current liabilities of $340,621. The Company had cash on hand of $4,844.

We have limited capital resources, as, among other things, we are a startup company with a limited operating history.  We did not generate any revenues in 2011 or for the first six months of 2012, and may not be able to generate sufficient revenues to become profitable in the future.  The company does plan to restart production of the Collesense product line which will produce product for sale.  Production is predicated on financing or loans from various parties.

Our cash reserves are not sufficient to meet our obligations for the next 3-month period.  As a result, we may need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of loans or in the form of equity financing from the sale of our common stock, $0.001 par value, on best efforts to accredited investors only, pursuant to the exemptions from registration in Section 4 (2) and Regulation D adopted under the Securities Act of 1933 as amended.  We do not have any arrangements in place for any future equity financing or loans. On July 11, 2012 pursuant to a vote of the majority of the shareholders of the Company we effected several changes to our authorized capital which includes par value. Par value for our common stock decreased from $0.00125 to $0.001 per share. Our authorized capital increased from 20,000,000 to 100,000,000 for our common stock and 2,000,000 to 10,000,000 for our preferred stock.

We do not currently own any significant plant or equipment that we will seek to sell in the near future.

We do not anticipate the need to purchase any equipment the future.

We do not anticipate the need to hire employees over the next 3 months.  We believe that our operations are currently on a limited scale and are manageable by one individual our Chief Executive Officer, Mr. Knapp.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Robert Knapp, the Company's Principal Executive Officer and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's Principal Executive Officer and Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Material Weakness

Internal Controls Over Financial Reporting

In connection with the preparation of our financial statements for the quarter ended June 30, 2012, certain significant deficiencies in internal control became evident to management that represented material weaknesses, including:

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

This created certain incompatible duties and a lack of review over the financial reporting process that could likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. In addition, our Company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for complex generally accepted accounting principle matters or SEC derived public reporting and disclosure. Management with assistance of outside professionals has corrected any errors prior to the release of our Company's December 31, 2011 and June 30, 2012 financial statements.

CHANGES IN INTERNAL CONTROLS

During the three months ended June 30, 2012, the Company employed an outside accountant proficient in financial reporting and technical accounting on an ad-hoc hourly basis. As this person is interim to the hiring of a full time accounting professional and familiarity with the Company's accounting and financial reporting processes, management does not believe this material weakness is fully remediated as of June 30, 2012. Thus, management believes that there were no changes in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1(A).  RISK FACTORS

Not Required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 2, 2012, the Company and the holders of three Notes Payable totaling $62,900 entered into an agreement to issue shares of common stock in exchange for the debt. The holders and the Company agreed to exchange a total of 12,580,000 shares of common stock for these three Notes Payable totaling $62,900 or $0.005 per share.  Two of the Notes were held by affiliate companies controlled by Courtney Knapp, a Director of our Company, for notes payable   totaling $52,050 that  were exchanged for 10,410,000 shares of common stock. The conversion or settlement price per share was $0.005. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 2, 2012, the Company entered into a one year, non-exclusive consulting arrangement with Capital Path Securities, LLC (“Capital Path”).  Capital Path will advise the Company on merger and acquisition and other financial advisory matters.  On August 2, 2012, Capital Path was issued 500,000 shares of Rule 144 restricted shares. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On August 2, 2012 the Company issued a total of 237,500 restricted shares of common stock to seven (7) unaffiliated entities in consideration for consulting services provided to the Company. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following Amendment to the Articles of Incorporation was approved by a Vote of the shareholders of record on June 25, 2012.  Of the total of 14,181,088 Common Stock shares issued and outstanding, 12,798,706 voted to approve the Amendment.  Of the total of 1,250,000 Class A Preferred Stock shares issued and outstanding, 12,500,000 (ten votes per share) voted to approve the Amendment.  Said Amendment to have the effective date of July 2, 2012.

Articles VI, Section 1, Change of Authorized Capital:
(a) the authorized common stock of 20,000,000 shares will be changed to 100,000,000 shares, and;
(b) the authorized preferred stock of 2,000,000 shares will be changed to 10,000,000 shares, and;
(c) the $0.00125 par value per share of the common stock will be changed to a par value of $0.001 per share. These changes to be effective July 2, 2012.

Provide the Board of Directors, at its discretion, to undertake a reverse or forward stock split of the Company’s Common Stock and Preferred Stock at a ratio of between one-for-fifty and one-for-two at any time on or prior to July 2, 2013.

Ratification of the four (4) proposed actions to AmerElite Solutions, Inc.’s Articles of Incorporation on July 2, 2012, eighteen (18) consenting shareholders representing 25,298,706 effective voting shares of the Company’s Voting Stock or 94.82% of the Company’s outstanding Voting Stock, 26,281,088 effective voting shares as of June 25, 2012 ratified the adoption of the June 25, 2012 special shareholder meeting actions .

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS

A. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. REPORTS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERELITE SOLUTIONS, INC.

Date: August 17, 2012	By:	/s/ Robert L. Knapp
Principal Executive Officer and
Principal Financial Officer