Form 10-Q
period 2012-09-30
AMERELITE SOLUTIONS, INC.
filed 2012-11-19
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[mark one]

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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
Yes ☐ No ☒

As of November 14, 2012 the registrant had 27,362,238 shares of its common stock, $0.001 par value, issued and outstanding.

AmerElite Solutions, Inc.
(A Development Stage Company)

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	September 30	December 31,
	2012	2011
	(Unaudited)	Audited
ASSETS

Current Assets:
Cash and Cash Equivalents	$3,918	$610

Total Current Assets	3,918	610

Other Assets:
Deposits	1,135	1,335

Total Assets	$5,053	$1,945

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$32,487	$240,544
Accrued Interest Payable	2,759	-
Notes Payable	248,275	55,300

Total Current Liabilities	283,521	295,844

Total Liabilities	283,521	295,844

Stockholders' Equity/(Deficit)

Preferred Stock, authorized 2,000,000
shares, par value $0.001, issued and
outstanding 1,250,000 shares	1,250	1,250

Common Stock, authorized 100,000,000
shares, par value $0.001
27,362,238 (2012) and 14,824,353 (2011)
shares issued and outstanding	27,363	18,529
Additional Paid-in Capital	2,974,385	2,998,663
Accumulated Deficit during Development Stage	(3,281,467)	(3,312,341)

Total Stockholders' Equity/(Deficit)	(278,469)	(293,899)

Total Liabilities and Stockholders' Equity	$5,053	$1,945

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Operations

	Three Months Ended		Nine Months Ended		July 26, 1994
	September 30	September 30	September 30	September 30	(Inception)
					to September 30
	2012	2011	2012	2011	2012

Revenue	$-	-		-	21,759

Total Revenue	-	-	-	-	21,759

Cost of Goods Sold	-	-	-	-	5,320

Gross Profit	-	-	-	-	16,439

Operating Expenses
Salaries and Wages	-	-			1,059,698
General and Administrative	2,230	1,215	4,870	3,287	836,341
Professional and Consulting	8,098	1,802	43,478	9,172	595,459
Product Development	-	-			84,851
Marketing	-	-			289,551
Investor Relations	-	-			465,672

Total Expenses	10,328	3,017	48,348	12,459	3,331,572

(Loss) from Operations	(10,328)	(3,017)	48,348	(12,459)	(3,315,133)

Other Income/(Expense)
Other Income	-	-			4,519
Interest Income	-	-			45,173
Interest Expense	(87)	-	(2,760)		(15,977)

Total Other Income/(Expense)	(87)	-	(2,760)		33,715

Net Income/(Loss) Before Income Taxes	(10,414)	(3,017)	(51,108)	(12,459)	(3,281,418)
Rounding Effect	1		1		1
Income Tax Expense	-	-	(50)		(50)

Net Income/(Loss)	$(10,413)	(3,017)	(51,157)	(12,459)	(3,281,467)

Basic (Loss) per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares	16,250,998	15,084,353	18,784,614	15,084,353
shares, par value $0.001,

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows

	Nine Months Ended		July 26, 1994
	September 30	September 30	(Inception)
			to September 30
	2012	2011	2012
Operating Activities
Net Loss	(51,157)	(9,442)	(3,281,467)
Adjustments to reconcile Net Loss:
Stock Issued for Service	3,687	-	1,598,592
Depreciation and Amortization	-	1,000	20,441
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	200	-	(1,135)
Increase/(Decrease) in Accounts Payable	21,943	(1,888)	1,047,454
Increase/(Decrease) in Accrued Liabilities	2,760	-	72,759
Write Offs	-	-	353,248

Net Cash (Used) by Operating Activities	(22,567)	(10,330)	(190,108)

Investment Activities
Investment in Trademarks and Trade Names	-	-	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	-	(34,170)

Financing Activities
Pre-Paid Expenses	-	-	-
Proceeds from Loans	25,875	10,450	333,885
(Repayment) of Loans	-	-	(366,563)
Proceeds from the Sale of Stock	-	-	260,872

Net Cash Provided by Financing Activities	25,875	10,450	228,194

Net Increase / (Decrease) in Cash	3,308	120	3,918

Cash, Beginning of Period	610	757	-

Cash, End of Period	3,918	877	3,918

Supplemental Information:
Interest Paid	-	-	13,217
Income Taxes Paid	-	-	-

Significant Non-Cash Transactions:	-
Stock issued to Convert Debt	62,900	-	616,132
Paid in Capital - Debt Relief	-	82,031	82,031
Stock Issued to Acquire Assets	-	-	400,000
Stock Issued for Services	3,006	-	3,006
Notes Issued for Accounts Payable	230,000	-	230,000

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

NOTE 2.    NOTES PAYABLE

$230,000.00, Note Payable @ 2% interest, unsecured, due on demand, to unaffiliated 3rd party, acquired from officers/directors.

$18,275.00, Individuals @ 2% interest, unsecured, due on demand to unaffiliated 3rd parties.

Notes Payable have Accrued Interest Payable of $2,759.00 as of September 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2012 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

As of September 30, 2012, the Company’s outstanding Notes Payable balance was $248,275 along with Accrued Interest of $2,759. The Company’s Accounts Payable balance as of September 30, 2012 was $32,487.  Currently, the Company has an average of $2,500 per month in cash expenditures that it cannot accrue or pay in the form of equity.  The Company’s President has made arrangements to borrow these funds on an interim basis until the Company can obtain funds to capitalize itself.

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

·	Absorption
·	Fragrance
·	Texture
·	Color

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

During the quarter ended September 30, 2012 we have continued to implement the following steps of our business plan:

·           Conducted research on new products and packaging
·           Explored opportunities with other companies to distribute our product through a private label program
·           Met with public relation firms
·           Meeting with representatives of e-commerce firms in order to market our product

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations:

Three Months Ended September 30, 2012 and September 30, 2011

During the three months ended September 30, 2012 we generated $0 in revenue compared to revenues of $0 for the same period ended September 30, 2011.  Net loss for the three months ended September 30, 2012 was $6,726 compared to a net loss of $3,017 for the same period ended September 30, 2011. , This loss for the three months ended September 30, 2012 was primarily attributable to continued administrative expenses, professional and consulting fees related to our efforts to the continued pursuit of our business plan.

For the three months ended September 30, 2012 we had no retail sales of our Collesense™ Premium Skin Care Collection.  The Company needs working capital/financing in order to restart the manufacture of its product.    Total Operating Expenses for the three months ended September 30, 2012 was $6,640.  The increase in Operating Expenses for the three months ended September 30, 2012 was attributable to an increase in consulting fees and expenses incurred.  With Gross Profit of $0 and Operating Expenses totaling $6,640, the Company had a loss from operations for the three months ended September 30, 2012 of $6,640.

Nine Months Ended September 30, 2012 and September 30, 2011

During the nine months ended September 30, 2012, we generated $0 in revenue compared to revenues of $0 for the same period ended September 30. 2011.  Net loss for the nine months ended September 30, 2012, was $47,420 compared to net loss of $12,459 for the same period ended September 30, 2011. This loss for the nine months ended September 30, 2012was primarily attributable to continued administrative expenses, professional and consulting fees related to our efforts in regaining a listing on the OTC:BB and continued pursuit of our business plan.

Liquidity and Capital Resources:

At September 30, 2012, the Company’s current assets of $5,053, exceeded by current liabilities of $283,521 created negative working capital of $278,468. The Company at September 30, 2012 had cash on hand of $3,918.

On August 2, 2012, the Company and holders of notes totaling $62,900 entered into an agreement to issue shares of common stock of the Company in exchange for the debt. The Company agreed to exchange a total of 12,580,000 shares of common stock for these three Notes Payable totaling $62,900 or $0.005 per share.  Two of the Notes were held by affiliate companies controlled by Courtney Knapp, a Director of our Company, for notes payable  totaling $52,050 that  were exchanged for 10,410,000 shares of common stock. The conversion or settlement price per share was $0.005. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 2, 2012, the Company entered into a consulting arrangement with Capital Path Securities, LLC (“Capital Path”).  Capital Path was issued 500,000 shares of Rule 144 restricted shares. The shares were issued in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares carry a restrictive legend under Rule 144.

During the nine months ended September 30, 2012, the Company entered into two separate, short term arrangements with both an officer and director of the company and a director of the company.  These two short term agreements total $230,000 and were comprised of accrued compensation approved by the Board of Directors of  the Company.  These two short term arrangements bear interest of 2% per annum and are payable on demand.  As of September 30, 2012, the two short term arrangements were assigned to a third party and the Company recorded accrued interest expense of approximately $1000 and the transfer of ownership.  The Company, in connection with the two other notes payable, agreed to convert the principal and interest at a conversion price of $0.005 per share which is considered to be the company’s fair market value of its common stock.  The Company, in connection with the conversion of the two notes payable on July 2, 2012, authorized the issuance of 14,000,000 and 32,000,000 shares of common stock as full satisfaction for $70,000 and $160,000 in convertible notes payable.  The Company, along with the transfer of ownership of the $230,000 in notes payable subject to conversion, may be required to issue an additional 46 million shares of common stock as full satisfaction for principal and interest.

We have limited capital resources, as, among other things, we are a startup company with a limited operating history.  We have not generated any revenues for 2011 or for the first nine months of 2012, and may not be able to generate sufficient revenues to become profitable in the future.  The Company does plan to restart its production of the Collesense™ product line which will produce product for sale.  Production is predicated on financing or loans from various parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Our cash reserves are not sufficient to meet our obligations for the next 12-month period.  As a result, we will need to seek additional funding in order to pursue our business plan and restart our production.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of short-term loans or in the form of equity financing from the sale of our common stock or preferred stock on a best efforts basis.  We do not have any arrangements in place for either of these financing options. On July 11, 2012 pursuant to a vote of the majority of the shareholders of the Company we effected several changes to our authorized capital which includes par value. Par value for our common stock decreased from $0.00125 to $0.001 per share. Our authorized capital increased from 20,000,000 to 100,000,000 for our common stock and 2,000,000 to 10,000,000 for our preferred stock.

We do not anticipate the need to purchase any equipment in the near future.

We do not anticipate the need to hire any employees over the next 12 months.  We believe that our operations are currently on a scale and size that are manageable by one individual, our Chief Executive Officer, Mr. Knapp.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Robert Knapp, the Company's Principal Executive Officer and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's Principal Executive Officer and Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Material Weakness

Internal Controls Over Financial Reporting

In connection with the preparation of our financial statements for the quarter ended September 30, 2012, certain significant deficiencies in internal control became evident to management that represented material weaknesses, including:

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

This created certain incompatible duties and a lack of review over the financial reporting process that could likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. In addition, our Company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for complex generally accepted accounting principle matters or SEC derived public reporting and disclosure. Management with assistance of outside professionals has corrected any errors prior to the release of our Company's December 31, 2011 and September 30, 2012 financial statements.

CHANGES IN INTERNAL CONTROLS

During the three months ended September 30, 2012, the Company employed an outside accountant proficient in financial reporting and technical accounting on an ad-hoc hourly basis. As this person is interim to the hiring of a full time accounting professional and familiarity with the Company's accounting and financial reporting processes, management does not believe this material weakness is fully remediated as of September 30, 2012. Thus, management believes that there were no changes in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1(A).  RISK FACTORS

Not Required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 2, 2012, the Company and holders of notes totaling $62,900 entered into an agreement to issue shares of common stock of the Company in exchange for the debt. The Company agreed to exchange a total of 12,580,000 shares of common stock for these three Notes Payable totaling $62,900 or $0.005 per share.  Two of the Notes were held by affiliate companies controlled by Courtney Knapp, a Director of our Company, for notes payable   totaling $52,050 that  were exchanged for 10,410,000 shares of common stock. The conversion or settlement price per share was $0.005. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 2, 2012, the Company entered into a consulting arrangement with Capital Path Securities, LLC (“Capital Path”).  Capital Path was issued 500,000 shares of Rule 144 restricted shares. The shares were issued in accordance with Section 4(2) of the Securities Act without any public offering or distribution. These shares carry a restrictive legend under Rule 144

On August 2, 2012 the Company issued a total of 237,500 restricted shares of common stock to seven (7) unaffiliated entities in consideration for consulting services provided to the Company. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

During the nine months ended September 30, 2012, the Company entered into two separate, short term arrangements with both an officer and director of the company and a director of the company.  These two short term agreements total $230,000 and were comprised of accrued compensation approved by the Board of Directors of  the Company.  These two short term arrangements bear interest of 2% per annum and are payable on demand.  As of September 30, 2012, the two short term arrangements were assigned to a third party and the Company recorded accrued interest expense of approximately $1000 and the transfer of ownership.  The Company, in connection with the two other notes payable, agreed to convert the principal and interest at a conversion price of $0.005 per share which is considered to be the company’s fair market value of its common stock.  The Company, in connection with the conversion of the two notes payable on July 2, 2012, authorized the issuance of 14,000,000 and 32,000,000 shares of common stock as full satisfaction for $70,000 and $160,000 in convertible notes payable.  The Company, along with the transfer of ownership of the $230,000 in notes payable subject to conversion, may be required to issue an additional 46 million shares of common stock as full satisfaction for principal and interest.

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

Ratification of the four (4) proposed actions to AmerElite Solutions, Inc.’s Articles of Incorporation on July 2, 2012, eighteen (18) consenting shareholders representing 25,298,706 effective voting shares of the Company’s Voting Stock or 94.82% of the Company’s outstanding Voting Stock, 26,281,088 effective voting shares as of June 25, 2012 ratified the adoption of the June 25, 2012 special shareholder meeting actions.

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

AMERELITE SOLUTIONS, INC.

Date: November 19, 2012	By:	/s/ Robert L. Knapp
Principal Executive Officer and
Principal Financial Officer