Form 10-Q/A
period 2012-09-30
AMERELITE SOLUTIONS, INC.
filed 2012-11-21
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
1st Amended

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to AmerElite Solutions, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 19, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

(1) Incorporated by reference from Form 10-Q as filed with the SEC on November 19, 2012.

B. REPORTS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERELITE SOLUTIONS, INC.

Date: November 21 , 2012	By:	/s/ Robert L. Knapp
Principal Executive Officer and
Principal Financial Officer