Form 10-K
period 2012-12-31
AMERELITE SOLUTIONS, INC.
filed 2013-04-09
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[mark one]

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year period ended: December 31, 2012

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

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

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

☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed fourth fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of March 1, 2013 there were 22,821,688 shares of the registrant's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

AmerElite Solutions, Inc.
(A Development Stage Company)

FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results or from any results expressed or implied by such by such forward-looking statements.  Forward-looking statements generally are accompanied by words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans” and similar statements and should be considered uncertain and forward-looking.  Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause such results to differ materially from the results discussed in such forward-looking statements include, without limitation; uncertain continued ability to meet our operational needs in view of continued severe ongoing working capital constraints; need for substantial additional capital to fully implement our plan of operations; no assurances of and uncertainty of profitability; no assurances of the Company’s ability to effect sufficient product sales so as to maintain exclusivity in certain territorial markets, the result of which could materially adversely affect the Company’s results of operations; need for additional management, sales and marketing personnel, which is contingent upon our receipt of additional capital; competition from companies having substantially greater financial, marketing and other resources than the company, including name and brand recognition; the impact of competitive services and pricing; changing consumer tastes and trends; and the legal auditing and administrative cost of compliance associated with the Sarbanes Oxley Act.

Many of such factors are beyond our control.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements in this report will in fact occur.  All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section.  We undertake no obligation to update any such forward-looking statements.

Overview

AmerElite Solutions, Inc. is a development stage company with limited operations and revenues to date, limited financial backing and its assets are predominately intangible.  The current stage of our Business Plan is to establish ourselves as a company that has developed and manufactured and is attempting to obtain financing so that it can market and sell the Collesense™ Premium Skin Care Collection.  Distribution will initially be based on direct response and Internet-based advertising campaign.  As a follow up, we plan to introduce Collesense™ on a kiosk program in high traffic, regional shopping centers across the country.  We are planning to target the rapidly growing baby boomer generation offering a full spectrum of skin care products designed to naturally improve skin wellness and provide anti-aging properties.  These markets continue to expand with double-digit annual growth.

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

Collamin_G®, our intellectual property, is a revolutionary ingredient made of ingredients native to the body that provides nourishment to the skin.  The elements of Collamin_G® are broken down approximately 200-500 times smaller than the average skin pore.  These molecules rapidly penetrate the skin delivering essential nutrients beneath the top layer of skin that the body uses in the natural process of collagen regeneration.  Studies have shown a dramatic decrease in the appearance of fine lines and wrinkles after regular use of Serum_G®, our intensive wrinkle reducing formula that contains almost 50% Collamin_G®.

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

Item 1.    Description of Business - continued

PRODUCTS AND SERVICES - continued

Collesense™ Cleansing Milk

This refreshing cleansing milk has been sold in our mall based test store and on the Company’s internet site.  Cleansing Milk has been sold both as an individual product and as part of the Collesense™ System.  It gently removes the buildup of daily residue and make up, leaving the skin soft and radiant.  It will not dry out or strip your face as it cleans, soothes, and conditions the skin.

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

The Collesense™ System offers a step by step program that cleans, exfoliates, treats, moisturizes and hydrates the skin.  The uniqueness of the system lies in the science.  Collamin_G® is an ingredient in each botanically based product.  Combining science and nature, the Collesense™ System works on top of and below the skin surface to treat the cause of the wrinkles in addition to moisturizing and hydrating the skin.  The consumer begins with the Cleansing Milk to clean away any debris and pollutants while cleaning the face.  Next is the Facial Scrub to clear away any dead skin cells and fully expose the pores.  The Serum_G® follows this with maximum penetration into the skin to support the body’s natural regeneration processes.  After the Serum_G® quickly absorbs, the Daytime Moisturizer with sun filtering agents is applied to moisturize and protect the face.  Finally, the Eye Balm is applied to energize and tone the sensitive skin around the eyes.  Now they can put on their make-up and face the day.  The Night Cream with antioxidants and vitamins is designed to revitalize the skin while sleeping.  Our Research and Development Department is working on several other products to compliment the Collesense™ family of products such as: Facial Mask, Toner, Body Wash and Body Lotion.  Using the Collesense™ System daily helps dramatically reduce the appearance of fine lines and wrinkles and improves the condition of the skin.  The skin appears lifted and restored to a youthful essence.

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

Dependence on One or More Major Customers

We do not anticipate dependence on one or more major customers for at least the next 12 months or the foreseeable future.

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

We Are A Development Stage Company, Have Not Generated Revenues, And May Not Generate Significant Revenues For Some Months.

AmerElite is a developmental stage company.  In the last 12 months we have not yet generated any revenues, and we cannot expect to generate substantial revenues until we have our advertising plan in operation.  We do not know when, if ever, our operations will be profitable.

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

Control by Management.

Currently the Company’s two Officers and Directors own or control 51% of the outstanding shares of common stock.  Together with their immediate families they could control as much as 87%.  These officers with their family may be able to elect virtually all of the directors and control all operations of AmerElite Solutions, Inc.

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

Item 1A.    Risk Factors - continued

Receive a ‘Going Concern Opinion’ from Auditor.

For our 2012 and 2011 financial statements, the Company has received a “Going Concern Opinion” from its auditors.  The Company’s ability to execute its Business Plan is dependent upon its ability to raise funds for its direct-response marketing program.  Management’s plan is to raise capital by borrowing funds and/or offering shares of its common stock, $0.001 par value, on a “Best Efforts” basis to accredited investors only, pursuant to the exemption from registration contained in Section 4(2) and Regulation D adopted under the Securities Act of 1933 as amended.  Because the outcome of this future event is not susceptible to reasonable estimation by management it was determined that a “Going Concern Opinion” was appropriate.

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

There Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on FINRA broker-dealers who make a market in “penny stocks”.  A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. The Company’s 15c-211 application with FINRA was approved on May 11, 2012, and our shares are now eligible to be quoted on the OTC/Bulletin Board or “OTCBB”.  Our stock is considered as a “Penny Stock”.  Purchases and sales of our shares will be generally facilitated by FINRA broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sales of our shares in the secondary market.

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

We are authorized to issue up to 100,000,000 share of common stock of which 22,928,688 shares are issued and outstanding as of December 31, 2012.  We are authorized to issue up to 10,000,000 shares of preferred stock, of which 0 shares are issued and outstanding as of December 31, 2012.  Our Board of Directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders.   Consequently, the stockholders may experience more dilution in their ownership of AMRX in the future.

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

Item 3.    Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that has been threatened against us or our properties.

Item 4.   Unregistered Sales of Equity Securities and Use of Proceeds.

On August 2, 2012, the Company and holders of notes to affiliates totaling $62,900 entered into an agreement to issue shares of common stock of the Company in exchange for the debt.  The Company agreed to exchange a total of 12,580,000 shares of common stock for these three notes payable totaling $62,900 at $0.005 per share.

On July 2, 2012, the Company entered into a consulting arrangement with Capital Path Securities, LLC (“Capital Path”).  Capital Path was issued 500,000 shares at $0.005 per share of Rule 144 restricted common shares.  The shares were issued in accordance with Section 4(2) of the Securities Act without any public offering or distribution.  These shares carry a restrictive legend under Rule 144.

On August 2, 2012, the Company issued a total of 237,500 restricted shares of common stock to seven (7) unaffiliated entities in consideration for consulting services provided to the Company.  These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

In July 2012 the Directors authorized the Company and in September 2012 the Company converted $230,000 in accounts payable due to the Officers and Directors into two  convertible notes payable, with the holder having the right for twelve months to convert the notes into common stock at $.005, or 46,000,000 total common shares, which was considered to be the Company’s current fair market value.  The Company recognized no beneficial conversion feature expense on the notes.  Subsequently, the notes were acquired by an unaffiliated third party and consolidated into one note.  As of 12/31/12 the holder has not exercised the conversion of the note.

Item 5.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 6.    Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

The issuer’s 15c-211 application with FINRA was approved on May 11, 2012, and our common stock shares are now eligible for quotation on the OTC/Bulletin Board or “OTCBB” trading system.  The issuer’s assigned symbol is “AMRX”.

Holders

As of December 31, 2012, there were 73 holders of record of our common stock

Dividends

No dividends have ever been declared by the Board of Directors on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan

We do not have any equity compensation plans authorized or adopted however, we reserve the right to do so at a later date.

Unregistered Securities Sold

As of the date of this Annual Report and during fiscal year ended December 31, 2012, we did not issue any shares of our common stock to provide capital through private placement offerings.

Preferred Stock

The Company has 10,000,000 shares of authorized Class A Convertible Preferred Stock having a par value of $0.001 per share, as of December 31, 2012, and there are no (0) shares issued and outstanding.  The Preferred Stock, when issued, shall have the right to be converted at any time after two (2) years from the date of issuance into two (2) shares of common stock.

Ranking:   Our Series A Preferred Stock (“Class A Stock”) ranks, as to dividends and upon liquidation, senior and prior to our common stock, par value $0.001 per share (the “Common Stock”) and to all other classes of class of stock issued by the Issuer, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of outstanding Class A Stock.

Item 6.    Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities - continued

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

Item 6.    Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities - continued

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

Item 6.    Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities - continued

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

Item 7.    Selected Financial Data

Not Applicable

Item 8.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a discussion and analysis of our financial condition and results of operations for the 12 months ended December 31, 2012, and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Item 8.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

As of December 31, 2012, the Company’s Notes Payable was $249,775.  Currently, the Company has an average of $1,200 per month in costs and expenses.  The Company’s President has made arrangements to borrow these funds on an interim basis until the Company can obtain funds to capitalize itself.

During the first stages of Company’s growth, our officers and directors will provide the majority of all the labor required to execute our business plan.  The officers, directors and a key consultant have agreed to take the company’s restricted common stock in lieu of any monetary compensation.  Since we intend to operate with very limited administrative support, the officers and directors have decided to work with industry experts in order to produce and market our direct-response advertisements and Internet sales sites. In order to fully execute the business management will need to hire 2-3 part time workers to handle order confirmation, customer support and accounting.

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

Item 8.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

During the year ended December 31, 2012 we have continued the following steps to implement our business plans:

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

Results of Operations:

For the year ended December 31, 2012, we generated $0 in revenue compared to revenues of $0 for the same period ending December 31, 2011. Net losses for the twelve months ending December 31, 2012 were $(62,273) compared to net losses of $(13,701) for the same period ending December 31, 2011, and were primarily attributable to administrative expenses, professional and consulting fees.  One of the officers is providing office space to the company at no charge as of the same date.

For the year ended December 31, 2012, we continued to promote the six products that make up the Collesense Premium Skin Care Collection.  Due to the absence of an advertising and marketing budget and retail operation in 2012, we had no revenue from sales.  The total Operating Expenses for the period ending December 31, 2012 were $58,209.  These expenses were comprised of $0 for salaries and wages; $51,488 for professional and consulting fees; $6,762 for general and administrative expense.  With a Gross Profit of $0 and operating expenses totaling $62,224, the Company had a loss from operation in the twelve (12) months ending December 31, 2012 of $62,224.

Liquidity and Capital Resources:

At December 31, 2012, the Company’s total current liabilities of $291,281 exceeded total assets of $1,696. We had cash on hand of $561.  The Company’s current cash requirement is an average of $1,200 per month.   AmerElite does not anticipate cash flows from revenues will be adequate to fund our operations and business plan over the next twelve (12) months.  We have no lines of credit or other bank financing arrangements.  The Company’s management made arrangements to borrow $27,375 to pay for the necessary expenses during the year ending December 31, 2012.  The Company’s management plans to raise the majority of this capital needed by borrowing funds and/or from private placement of equity.  However, there is no assurance that financing will be available on reasonable terms or at all.  AmerElite Solutions intends to use its working capital principally to purchase inventory, fund media advertising and fund the Company’s overhead and operating costs.

On December 17, 2012 the Directors authorized the Company to cancel 1,250,000 shares of Class A Preferred Stock with the accession of the related party shareholders, to reduce outstanding capitalization at no cost to the Company. The Company has no Class A Preferred Stock issued or outstanding as of December 31, 2012.

On December 17, 2012 the Directors authorized the Company to cancel 4,433,550 shares of the Company’s common stock with the accession of the related party shareholders, to reduce outstanding capitalization at no cost to the Company.

On August 2, 2012, the Company and holders of notes to affiliates totaling $62,900 entered into an agreement to issue shares of common stock of the Company in exchange for the debt.  The Company agreed to exchange a total of 12,580,000 shares of common stock for these three notes payable totaling $62,900 at $0.005 per share. These shares are restricted and include an appropriate restrictive legend.

Item 8.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On July 2, 2012, the Company entered into a consulting arrangement with Capital Path Securities, LLC (“Capital Path”).  Capital Path was issued 500,000 shares, at $0.005 per share, of Rule 144 restricted common shares.  The shares were issued in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares carry a restrictive legend under Rule 144.

In July 2012 the Directors authorized the Company and in September 2012 the Company converted $230,000 in accounts payable due to the Officers and Directors into two convertible notes payable, with the holder having the right for twelve months to convert the notes into common stock at $.005, or 46,000,000 total common shares, which was considered to be the Company’s current fair market value.  The Company recognized no beneficial conversion feature expense on the notes.  Subsequently, the notes were acquired by an unaffiliated third party and consolidated into one note.  As of 12/31/12 the holder has not exercised the conversion of the note.

On March 15, 2013 the Company executed a binding Letter of Intent to merge with RegalWorks Media Group, Inc. (RWMG).  The Company, upon completion of the merger, will change its name to Regal Works Media Group, Inc. RWMG is building an integrated media holding company for today’s media entertainment environment.  The Letter of Intent requires the issuer to tender all outstanding obligations prior to closing, and affect a reverse stock split of the Company’s common stock at a ratio of 50 to 1 or such other ratio as deemed suitable by both parties. The Company may have as much as 70,000,000 shares of common stock issued and outstanding prior to the reverse stock split.  The transaction will take the form of a “reverse acquisition” with the owners of RWMG initially controlling 80% of the outstanding stock of the Company in a tax free exchange and with RWMG’s executive team replacing AmerElite’s officers and directors.  The completion of the transaction will be subject to a number of conditions precedents, including satisfactory completion of due diligence, completion and execution of definitive documentation, and approval of the Company’s shareholders and Board of Directors and other conditions.  There can be no assurance that all conditions will be satisfied or that, if satisfied the transaction will close.

The Company has limited capital resources as, among other things, the Company is a startup company with limited operating history.  The Company has not generated any revenues for 2012 and may not be able to generate sufficient revenues to become profitable in the future.  The Company does plan to restart its production of the Collesense™ product line which will produce product for sale.  Production is predicated on financing or loans from various parties.

The Company’s cash reserves are not sufficient to meet its obligations for the next 12-month period.  As a result, we will need to seek additional funding in order to pursue our business plan and restart our production.  We currently do not have a specific plan as to how we will obtain such funding; however, we anticipate that such funding will be in the form of short term loans or in the form of equity financing from the sale of our common stock or preferred stock on a best efforts basis.  We do not have any arrangements in place for either of these financing options.  On July 11, 2012, pursuant to a vote of the majority of the shareholders of the Company, we effected several changes to our authorized capital which include par value.  Par value for our common stock decreased from $0.00125 to $0.001 per share.  Our authorized capital increased from 20,000,000 to 100,000,000 for our common stock and 2,000,000 to 10,000,000 for our preferred stock.

We do not anticipate the need to purchase any equipment in the near future.

We do not anticipate the need to hire any employees over the next 12 months.  We believe that our operations are currently on a scale and size that are manageable by one individual, our Chief Executive Officer, Mr. Knapp.

Item 8A.  Quantitative and Qualitative Disclosers About Market Risk.

We are a smaller reporting company as defined by Rule 126-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 9.  Financial Statements and Supplementary Data

 AmerElite Solutions, Inc.
(A Development Stage Company)

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2012 and 2011	F-2

Statements of Operations for the Years Ended December 31, 2012 and 2011 and from Inception (July 26, 1994) to December 31, 2012	F-3

Statements of Stockholders' Equity from Inception (July 26, 1994) to December 31, 2012	F-4 to F-6

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and from Inception (July 26, 1994) to December 31, 2012	F-7

Note to the Financial Statements	F-8 to F-12

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AmerElite Solutions, Inc.
Phoenix, Arizona

I have audited the accompanying balance sheets of AmerElite Solutions, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related  statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from July 26, 1994 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements for the period from July 26, 1994 (inception) through December 31, 2007 were audited by other auditors, whose report expressed a going concern on those statements. The financial statements for the period from July 26, 1994 (inception) through December 31, 2007 included a net loss of $2,120,634. My opinion on the statements of operations, stockholders’ equity and cash flows for the period from July 26, 1994 (inception) through December 31, 2012, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of AmerElite Solutions, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, and for the period from July 26, 1994 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 30, 2013	RONALD R. CHADWICK, P.C.

AmerElite Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	December 31	December 31,
	2012	2011
	Audited	Audited
ASSETS

Current Assets:
Cash and Cash Equivalents	$561	$610

Total Current Assets	561	610

Other Assets:
Deposits	1,135	1,335

Total Assets	$1,696	$1,945

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$37,491	$240,544
Accrued Expenses	4,015	-
Notes Payable (Note 4)	249,775	55,300

Total Current Liabilities	291,281	295,844

Total Liabilities	291,281	295,844

Stockholders' Equity/(Deficit): (Note 5)

Preferred Stock, Par Value $0.001 per share; authorized
10,000,000 and 2,000,000 shares in 2012 and 2011, respectively;
issued and outstanding -0- and 1,250,000 shares in 2012
and 2011, respectively	-0-	1,250

Common Stock, Par Value $0.001;
Authorized 100,000,000 and
20,000,000 shares in 2012 and 2011, respectively; issued and outstanding 22,928,688 and 14,824,353 shares in 2012 and
2011, respectively.	22,929	14,824
Additional Paid-in Capital	3,062,100	3,002,368
Accumulated Deficit during Development Stage	(3,374,614)	(3,312,341)

Total Stockholders' Equity/(Deficit)	(289,585)	(293,899)

Total Liabilities and Stockholders' Equity	$1,696	$1,945

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

  Statements of Operations

	Year Ended	Year Ended	July 26, 1994
	December 31	December 31	(Inception)
			to December 31
	2012	2011	2012

Revenue	$0	$0	$21,759

Total Revenue	0	0	21,759

Cost of Goods Sold	0	0	5,320

Gross Profit	0	0	16,439

Operating Expenses
Salaries and Wages			1,059,698
General and Administrative	6,812	4,249	920,314
Professional and Consulting	51,448	9,452	603,428
Product Development			84,851
Current Liabilities:
Marketing			289,551
Investor Relations			465,672
Accrued Expenses
Notes Payable (Note 4)	58,209	13,701	3,423,514

(Loss) from Operations	(58,209)	(13,701)	(3,407,075)

Other Income/(Expense)
Other Income			4,519
Interest Income			45,173
Interest Expense	(4,014)		(17,231)

Total Other Income/(Expense)	(4,014)		32,461

Net Income/(Loss) Before Income Taxes
Income/(Loss) Before Income Taxes	(62,223)	(13,701)	(3,374,614)
Income Tax Expense	-	-	-

Net Income(Loss)
Income/(Loss)	$(62,273)	$(13,701)	$(3,374,614)

Basic (Loss) per Share	$(0.003)	$(0.001)

Weighted Average Number of Common Shares	19,521,379	15,041,020

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

 Statements of Stockholders' Equity
Inception 26-Jul-1994 to 31- December 2012

							(Deficit)
							Accumulated
						Stock	During
	Preferred Stock		Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, Inception July 26, 1994	-	$-	-	$-	$-	$-	-	$-

Common Shares issued to founders
26-Jul-1994 @ $0.00125 per share			2,080,000	2,080	520			2,600

Common Shares issued for services
26-Jul-1994 @ $0.00125 per share			80,000	80	20			100

Net (Loss)							(49,500)	(49,500)

Balance, December 31, 1994	-	-	2,160,000	2,160	540	-	(49,500)	(46,800)

Common Shares issued for Cash on			80,000	80	49,920			50,000
29-June-1995 @ $1.25 per share							(181,369)	(181,369)

Current Liabilities:	-	-	2,240,000	2,240	50,460	-	(230,869)	(178,169)

Common Shares issued for Cash on
3-May-05 @ $0.50 per share			200,000	200	99,800	(85,000)		15,000

Common Shares issued to purchase
Assets on 11-May-05 @ $0.50			800,000	800	399,200			400,000
Common Shares issued for Cash on
21-Jul-05 @ $1.00 per share			250,000	250	249,750	(250,000)		-
Stockholders' Equity/(Deficit): (Note 5)
Common Shares issued for Service
on 13-Oct-05 @ $0.83 per share			370,000	370	443,630			444,000

Common Shares returned and cancelled
on 13-Oct-05 @ $0.83 per share			(50,000)	(50)	(59,950)			(60,000)

Net (Loss)							(483,422)	(483,422)

Balance, December 31, 2005		-	3,810,000	3,810	1,182,890	(335,000)	(714,291)	137,409

Common Shares issued for Service on
27-Jan-06 @ $0.683 per share			205,000	205	139,795			140,000

Common Shares issued for employee
Compensation on 27-Jan-06 @ $0.60			327,500	327	196,173			196,500

Common Shares issued for Service
on 8-May-06 @ $0.828 per share			20,360	20	16,840			16,860

Common Shares issued for Service
on 14-Jul-06 @ $0.312 per share			410,000	410	127,590			128,000

Common Shares issued for Service
on 17-Jul-06 @ $0.50 per share			500,000	500	249,500			250,000
Common Shares issued for Service
on 8-Nov-06 @ $0.50 per share			30,000	30	14,970			15,000

Net (Loss)							(936,760)	(936,760)

Statements of Stockholders' Equity - continued

Balance, December 31, 2006	-	-	5,302,860	5,302	1,927,758	(335,000)	(1,651,051)	(52,991)

Common Shares issued for Service
on 24-Jan-07 @ $0.33 per share			160,000	160	52,840			53,000

Cash Received on Subscriptions						258,774		258,774

Preferred Shares issued for Officer
compensation on 20-Feb-07 @ $0.30	250,000	250			74,750			75,000

Common Shares issued for employee
compensation on 3-Jul-07 @ $0.10			900,000	900	89,100			90,000

Common Shares issued for Service
on 3-Jul-07 @ $0.10 per share			550,000	550	54,450			55,000

Preferred Shares issued for Officer
compensation on 3-Jul-07 @ $0.10	300,000	300			29,700			30,000

Common Shares issued for Service
on 10-Jul-07 @ $0.03 per share			500,000	500	14,500			15,000

Common Shares issued for Service
on 24-Jul-07 @ $0.167 per share			360,000	360	59,640			60,000

Common Shares issued to Retire Debt
on 24-Jul-07 @ $0.199 per share			892,387	892	177,585			178,477

Net (Loss)							(469,583)	(469,583)

Balance, December 31, 2007	550,000	550	8,665,247	$8,664	2,480,323	(76,226)	(2,120,634)	292,677

Net (Loss)							(814,847)	(814,847)

Balance, December 31, 2008	550,000	550	8,665,247	$8,664	2,480,323	(76,226)	(2,935,481)	(522,170)

Common Shares returned and cancelled
in April 09 @ $0.00125 per share			(1,694,280)	(1694)	1694			0

Common Shares issued to Retire Debt
on 01-June-09 @ $0.03 per share			4,066,669	4,067	117,933			122,000

Common Shares issued to Retire Debt
on 08-June-09 @ $0.02 per share			125,000	125	2,375			2,500

Preferred Shares (700,000 shares at
$0.10 per share for $70,000 total) and
Common Shares (2,703,550 shares at
$0.10 per share for $270,355 total)
issues for debt relief of $283,755 and	700,000	700			69,300			70,000
$56,600 of compensation on 09-June-09			2,703,550	2,704	267,651			270,355

Common Shares issued for Service
on 09-June-09 @ $0.03 per share			908,167	908	26,337			27,245

Common Shares issued for debt relief
on 09-June-09 @ $0.10 per share			310,000	310	30,690			31,000

Net (Loss)							(280,818)	(280,818)

Statements of Stockholders' Equity - continued

Balance, December 31, 2009	1,250,000	1,250	15,084,353	15,084	2,996,303	(76,226)	(3,216,299)	(279,888)
	-

Net (Loss)							(82,341)	(82,341)

Balance, Dec., 31, 2010	1,250,000	1,250	15,084,353	15,084	2,996,303	(76,226)	(3,298,640)	(362,229)

Paid in capital - Debt Relief					82,031			82,031
Sub. Rec. reversed off as uncollectable					(76,226)	76,226		0

Common Shares cancelled
in October 11 @ $0.00125 per share			(260,000)	(260)	260			0

Net (Loss)							(13,701)	(13,701)

Balance, December 31, 2011	1,250,000	1,250	14,824,353	14,824	3,002,368	-	(3,312,341)	(293,899)

Common Shares Cancelled
in February 12 @ $0.001 per share			(643,265)	(643)	643			0
Rounding Effect				1	(1)

Common Shares Cancelled
on August 1 @ $0.001 per share			(136,350)	(136)	136			0

Common Shares Issued
on August 2 @ $0.005 per share for Consulting Services			737,500	737	2,950			3687

Common Shares Issued			12,580,000	12580	50,320			62900
on August 2 @ $0.005 per share for debt relief

Common Shares Cancelled			(4,433,550)	(4434)	4,434			0
on December 17 @ $0.001 per share

Preferred Shares cancelled (250,000 shares)	(250,000)	(250)			250			0
on 12/17/12 @ $0.001 per share

Preferred Shares cancelled (300,000 shares)	(300,000)	(300)			300			0
on 12/17/12@ $0.001 per share

Preferred Shares cancelled (700,000 shares)	(700,000)	(700)			700			0
on 12/17/12@ $0.001 per share

Net (Loss)							(62,273)	(62,273)

Balance, December 31, 2012
	$-	$-	22,928,688	$22,929	$3,062,100	$-	$(3,374,614)	$(289,585)

The Company was inactive from 1995 to 1997 and again from 1999 through 2004. The Company has summarized the accumulated deficit for those periods in these statements.

An 8 for 1 forward stock split on April 16, 1997 and a 1 for 10 reverse stock split on December 8, 2006 have been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

 Statements of Cash Flows

	Year Ended	Year Ended	July 26, 1994
	December 31	December 31	(Inception)
			to December 31
	2012	2011	2012
Operating Activities
Net Loss	$(62,273)	$(13,701)	$(3,374,614)
Adjustments to reconcile Net Loss:
Stock Issued for Services	3,687	0	1,598,592
Depreciation and Amortization	0	1,941	20,441
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	200	200	(1,135)
Increase/(Decrease) in Accounts Payable	26,946	(1,487)	1,052,458
Increase/(Decrease) in Accrued Liabilities	4,015	0	74,015
Write Offs	0	0	435,279

Net Cash (Used) by Operating Activities	(27,425)	(13,047)	(194,964)

Investment Activities
Investment in Trademarks and Trade Names	0	0	(13,729)
Current Liabilities:
Purchase of Equipment	0	0	(20,441)

Accrued Expenses	0	0	(34,170)
Notes Payable (Note 4)
Financing Activities
Proceeds from Loans	27,375	12,900	335,386
(Repayment) of Loans	0	0	(366,563)
Proceeds from the Sale of Stock	0	0	260,872

Stockholders' Equity/(Deficit): (Note 5)
Net Cash Provided by Financing Activities	27,375	12,900	229,695

Net Increase / (Decrease) in Cash	(50)	(147)	561

Cash, Beginning of Period	610	757	-

Cash, End of Period	$561	$610	$561

Supplemental Information:
Interest Paid	$0	$0	$13,217
Income Taxes Paid	$0	$0	$0

Significant Non-Cash Transactions:
Stock issued to Convert Debt	$62900	$0	$616,132
Paid in Capital - Debt Relief	$0	$82,031	$82,031
Stock Issued to Acquire Assets	$0	$0	$400,000
Stock Issued for Services	$3,006	$0	$3,006
Notes Issued for Accounts Payable	$230,000	$0	$230,000

The accompanying notes are an integral part of these statements

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
December  31, 2012 and 2011

NOTE 1     GENERAL ORGANIZATION AND BUSINESS

AmerElite Solutions, Inc. (the Company) was incorporated in the state of Nevada July 26, 1994 as ABC Home Care Specialists, Inc., and on May 18, 2005 changed its name to AmerElite Solutions, Inc. The Company is in the business of marketing and distributing skin care products.

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Financial Instruments

The carrying values of the Company’s financial instruments as reported in the accompanying balance sheets, approximates fair value.

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

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
December  31, 2012 and 2011

NOTE 2. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Furniture and equipment

The cost of furniture, equipment and computer hardware and software is depreciated over the estimated useful lives of the related assets.  The Company’s furniture and equipment has been fully depreciated and has been shown with no value on the Balance Sheet.

Long Lived Assets

In accordance with ASC350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company, if the carrying amount of a long-lived asset exceeds its fair value.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2012 and 2011 the Company had net operating loss carry-forwards of approximately $3,374,404 and $3,312,130, respectively, which begin to expire in 2014.  The deferred tax asset of approximately $1,181,041 and $1,159,245 in 2012 and 2011, respectively, created by the net operating losses have been offset by a 100% valuation allowance.  The change in the valuation allowance in 2012 and 2011 was $21,796 and $5,000, respectively.

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
December  31, 2012 and 2011

NOTE 2. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue and Cost Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.   The Company incurred no advertising costs during the years ending December 31, 2012 and 2011.

NOTE 3.     GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit and in all likelihood will be required to make significant future expenses in connection with continuing marketing efforts along with general administrative expenses.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowing from financial institutions.  By doing so, the Company believes through increased marketing efforts to generate greater revenues from sales of its skin care products.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
December  31, 2012 and 2011

NOTE 4.             NOTES PAYABLE

The following is a summary of Notes Payable at December 31, 2012 and 2011:

	2012	2011

2% Notes Payable to affiliates, due on demand, with
interest payable quarterly, unsecured	$0	$50,300

2% Notes Payable to unaffiliated third parties, due on
demand, with interest payable quarterly	249,775	5,000

	$249,775	$55,300

Notes Payable has accrued interest payable in the amount of $4,014 at December 31, 2012 with interest expense of $4,014 for the year ending December 31, 2012.

On August 2, 2012, the Company and holders of notes to affiliates totaling $62,900 entered into an agreement to issue shares of common stock of the Company in exchange for the debt.  The Company agreed to exchange a total of 12,580,000 shares of common stock for these three notes payable totaling $62,900 at $0.005 per share.

In July 2012 the Directors authorized the Company and in September 2012 the Company converted $230,000 in accounts payable due to the Officers and Directors into two  convertible notes payable, with the holder having the right for twelve months to convert the notes into common stock at $.005, or 46,000,000 total common shares, which was considered to be the Company’s current fair market value.  The Company recognized no beneficial conversion feature expense on the notes.  Subsequently, the notes were acquired by an unaffiliated third party and consolidated into one note.  As of 12/31/12 the holder has not exercised the conversion of the note.

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
December  31, 2012 and 2011

NOTE 5.      STOCKHOLDERS’ EQUITY

Preferred Stock:

On December 17, 2012 the Directors authorized the Company to cancel 1,250,000 shares of Class A Preferred Stock with the accession of the related party shareholders, to reduce outstanding capitalization at no cost to the Company. The Company has no Class A Preferred Stock issued or outstanding as of December 31, 2012.

Common Stock:

On December 17, 2012 the Directors authorized the Company to cancel 4,433,550 shares of the Company’s common stock with the accession of the related party shareholders, to reduce outstanding capitalization at no cost to the Company.

NOTE 6.        SUBSEQUENT EVENTS:

On March 15, 2013 the Company executed a binding Letter of Intent to merge with RegalWorks Media Group, Inc. (RWMG).  The Company, upon completion of the merger, will change its name to Regal Works Media Group, Inc. RWMG is building an integrated media holding company for today’s media entertainment environment.  The Letter of Intent requires the issuer to tender all outstanding obligations prior to closing, and affect a reverse stock split of the Company’s common stock at a ratio of 50 to 1 or such other ratio as deemed suitable by both parities. The Company will have approximately 70,000,000 shares of common stock issued and outstanding prior to the reverse stock split.  The transaction will take the form of a “reverse acquisition” with the owners of RWMG initially controlling 80% of the outstanding stock of the Company in a tax free exchange and with RWMG’s executive team replacing AmerElite’s officers and directors.  The completion of the transaction will be subject to a number of conditions precedents, including satisfactory completion of due diligence, completion and execution of definitive documentation, and approval of the Company’s shareholders and Board of Directors and other conditions.  There can be no assurance that all conditions will be satisfied or that, if satisfied the transaction will close.

Item 10.  Changes In and Disagreements with Accountants on Accounting Policies

We have had no disagreements with accountants on accounting and financial disclosure.

Item 10A.  Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2012.  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures the (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on its evaluation under the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

(3)           Lack of an audit committee.  We did not have an audit committee who would be charged with the purpose of overseeing the accounting and financial reporting processes of the Company.

Item 10A.  Controls and Procedures - continued

These weaknesses create certain incompatible duties and a lack of review over the financial reporting process that could likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.  In addition, our Company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for complex, generally accepted accounting principle matters or SEC derived public reporting and disclosure.  Management with assistance of outside professionals has corrected any errors prior to the release of our Company’s December 31, 2011 and December 31, 2012 financial statements.

CHANGES IN INTERNAL CONTROLS

During the twelve months ended December 31, 2012, the Company employed an outside accountant proficient in financial reporting and technical accounting on an ad hoc hourly basis.  As this person is interim to the hiring of a full time accounting professional and familiarity with the Company’s accounting and Thus, management believes that there were no changes in the Company’s internal controls over financial reporting that occurred during the twelve months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10B.  Other Information

None

PART III

Item 11. Directors, Executive Officers and Corporate Governance

Our Bylaws provide that we must have at least one director. Each director will serve until our next annual shareholder meeting, to be held sixty days after the close of the fiscal year, or until a successor is elected who accepts the position. Directors are elected for one-year terms. Our Board of Directors may elect our officers at any regular or special meeting of the Board of Directors.

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Robert L. Knapp	44	Director/President
Courtney Knapp	40	Director

Business Experience

The following is a brief description of the education and business experience of each director and officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Rob Knapp, President/Director

As President, Mr. Knapp has over 14 years of executive experience serving both public and private companies.  His experience includes; executive management, business development, e-commerce, product launch and development, marketing, systems management & budgeting and forecasting.

Since 2005, Mr. Knapp has served as CEO/President of AmerElite Solutions, Inc.  During this time Mr. Knapp has spearheaded the development and launch of six products that make the Collesense™ Premium Skin Care Collection.  He also has secured over 1 million dollars used to fund research and development, manufacturing, advertising and marketing, investor relations and daily operations.  Additionally, he has overseen the company’s retail operations and an e-commerce site in which Collesense™ is currently available for sale.  Mr. Knapp received his BS from Michigan State University.  Mr. Knapp is currently devoting approximately 10 hours a week of his time to the Company, and is planning to continue to do so during the next 12 months of operation.

Mr. Knapp is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Courtney Knapp, Director

Courtney Knapp, Director of AmerElite Solutions, graduated from Michigan State University with a Bachelor of Arts in Business Administration, Materials and Logistics Management.  In 1995 she went to work in Commercial Real Estate in some of Chicago’s premier office properties.  Managing both historical and modern properties she was responsible for the budget development, management and reporting, construction and maintenance projects, contract management and tenant relations.

Since 2005, Ms. Knapp has been actively involved with the development and implementation of a number of corporate web sites for several different companies.  She has set up e-commerce sites and coordinated with outside professionals to strategically and successfully market these sites via search engines and email campaigns.   Ms. Knapp recently designed and developed web sites for two publicly traded companies, and has written product testing protocols for AmerElite Solutions, assisted in writing and posting Company news releases, manufactured the Company’s intellectual property, Collamin_G®, and assisted in the development, texture, fragrance and color of the Collesense™ product line.  She brings her experience with e-commerce, web site development and Internet marketing as well as product development and procurement to AmerElite Solutions.

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

Item 12. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert L. Knapp	2012 2011	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Courtney Knapp	2012 2011	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

As of December 31, 2012 and 2011, there were no:

•	Grants or other plan-based awards outstanding;
•	Options outstanding or exercised; and
•	No pension benefit plans

Directors’ Compensation

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

Item 13.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2012, by (i) our directors; (ii) our named executive officers; and (iii) each person or entity known by us to beneficially own 5% or more of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Item 13. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters - continued

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Amount of Common Stock Shares	Percentage of Class
Ameritech International Corp. 23233 N Pima Rd Scottsdale, AZ 85255	1,870,000 shares	8.156%
Cavalier Products Courtney Knapp, President 4411 Umatilla Denver, CO 80211	6,576,667 shares	28.683%
Cinnabar Group Inc. Courtney Knapp, President 4411 Umatilla Denver, CO 80211	5,033,334 shares	21.952%
GR Hanby Co., Inc. Stephanie Knapp, President 8110 E. Williams Dr. Scottsdale, AZ 85255	766,850 shares	3.344%
Stephanie Knapp 8110 E. Williams Dr. Scottsdale, AZ 85255	600,000 shares	2.617%
Robert L. Knapp 3122 W. Clarendon Phoenix, AZ 85017	33,150 shares	0.144%
Oakpoint Distributors Nancy vonBargen, President 13500 Edmonthorpe Midlothian, VA 23113	1,300,500 shares	5.672%
Nancy vonBargen 13500 Edmonthorpe Midlothian, VA 23113	794,100 shares	3.464%
Total Common Stock Shares	16,974,601	74.032%

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

Item 13. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters - continued

3)	Robert Knapp, President/CEO, Director owns 33,150 shares of common stock. Mr. Knapp has no influence or control over his siblings’ financial affairs or business interests.

4)
Courtney Knapp, Director, owns no shares of common stock and no shares of Series A Preferred Stock.  Ms. Knapp owns a controlling interest in two non-public companies, Cavalier Products and Cinnabar Group, that both own shares in AmerElite Solutions.  Cavalier Products owns 6,576,667 shares of common stock of the Company.  Cinnabar Group owns 5,033,334 shares of common stock of the company.  Ms. Knapp has no influence or control over her siblings’ financial affairs or business interests.

5)
G.R. Hanby Co, Inc. owns 766,850 shares of common stock.  Ms. Stephanie Knapp owns a controlling interest in G.R. Hanby.  Stephanie Knapp owns no shares of common stock and no shares of Series A Preferred Stock.  Ms. Knapp has two minor children, Nicholas Knapp-Gutierrez and Skylar Knapp-Gutierrez.  Each child owns 300,000 shares of common stock of the company for which Ms. Knapp has custodial control.  Ms. Knapp is the sister of both Robert Knapp and Courtney Knapp.  Ms. Stephanie Knapp has no influence or control over her siblings’ financial affairs or business interests.

6)
Nancy vonBargen owns 794,100 shares of common stock.  Ms. vonBargen owns a controlling interest in a non-public company, Oakpoint Distributors.  Oakpoint Distributors owns 1,300,500 shares of common stock of the company.  Ms. vonBargen is an aunt to Robert Knapp, Courtney Knapp, and Stephanie Knapp.  Ms. vonBargen has no influence or control over her nephew or nieces’ financial affairs or business interests.

7)
Ameritech International owns 1,870,000 shares of common stock.  Ameritech is a non-public company controlled by James L. Knapp.  Mr. Knapp is the father of Robert Knapp, Courtney Knapp, and Stephanie Knapp.  Mr. Knapp has no influence or control over his children’s and other family members’ financial affairs or business interests.

Item 14. Certain Relationships and Related Transactions, and Director Interdependence

The Company has not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of AmerElite Solutions or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

In July 2012 the Directors authorized the Company and in September 2012 the Company converted $230,000 in accounts payable due to the Officers and Directors into two  convertible notes payable, with the holder having the right for twelve months to convert the notes into common stock at $.005, or 46,000,000 total common shares, which was considered to be the Company’s current fair market value.  The Company recognized no beneficial conversion feature expense on the notes.  Subsequently, the notes were acquired by an unaffiliated third party and consolidated into one note.  As of 12/31/12 the holder has not exercised the conversion of the note.

On December 17, 2012 the Directors authorized the Company to cancel 1,250,000 shares of Class A Preferred Stock with the accession of the related party shareholders, to reduce outstanding capitalization at no cost to the Company. The Company has no Class A Preferred Stock issued or outstanding as of December 31, 2012.

On December 17, 2012 the Directors authorized the Company to cancel 4,433,550 shares of the Company’s common stock with the accession of the related party shareholders, to reduce outstanding capitalization at no cost to the Company.

Item 15. Principal Accounting Fees and Services

Audit Fees

The following table presents the fees for professional audit services rendered by Ronald R. Chadwick, P.C., CPA (“RC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and December 31, 2011 and fees billed for other services rendered by RC during those periods. All services reflected in the following fee table for 2012 and 2011 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	December 31, 2012	December 31, 2011

Audit fees (1) - RC	$10,000	$8,140
Audit-related fees - RC	-	-
Tax fees - RC	-	-
All other fees - RC	-	-
TOTAL FEES	$10,000	$8,140

NOTES:

(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

 In its capacity the Board of Directors pre-approves all audits (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

Item 16. Exhibits and Financial Statement Schedules

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

AMERELITE SOLUTIONS, INC

Date: March 30, 2013	By:	/s/ Robert L Knapp
Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

Date: March 30, 2013	By:	/s/ Robert L Knapp
Robert L Knapp
President, Principal Executive Officer and Principal Financial Officer