Form 10-Q
period 2013-03-31
AMERELITE SOLUTIONS, INC.
filed 2013-05-13
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[mark one]

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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
Yes ☐ No ☒

As of May 1, 2013 the registrant had 22,821,688 shares of its common stock, $0.001 par value, issued and outstanding.

AmerElite Solutions, Inc.
(A Development Stage Company)

Table of Contents

		Page

Part I - Financial Information

Item 1.	Financial Statements	3

	Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012 (Audited)	3

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2013 and 2012, and for the period July 26, 1994 (Inception) through March 31, 2013 (Unaudited)	4

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012, and for the period July 26, 1994 (Inception) through March 31, 2013 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

Part II - Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		14

Part I – Financial Statements
ITEM 1.  FINANCIAL INFORMATION

AmerElite Solutions, Inc.
(A Development Stage Company)

  Balance Sheets

	March 31	December 31,
	2013	2012
	(Unaudited)	Audited
ASSETS

Current Assets:
Cash and Cash Equivalents	$2,837	$561

Total Current Assets	2,837	561

Other Assets:
Deposits	-	1,135

Total Assets	$2,837	$1,696

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$52,400	$37,491
Accrued Interest Payable	5,246	4,015
Notes Payable (Note 4)	256,775	249,775

Total Current Liabilities	314,420	291,281

Total Liabilities	314,420	291,281

Stockholders' Equity/(Deficit): (Note 5)

Preferred Stock, Par Value $0.001 per share; authorized
10,000,000 issued and outstanding -0-	-0-	0

Common Stock, Par Value $0.001 per share	22,929	22,929
authorized 100,000,000
issued and outstanding 22,928,688

Additional Paid-in Capital	2,980,069	2,980,069
Accumulated Deficit during Development Stage	(3,314,582)	(3,292,583)

Total Stockholders' Equity/(Deficit)	(311,584)	(289,585)

Total Liabilities and Stockholders' Equity	$2,837	$1,696

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

  Statements of Operations

			July 26, 1994
	Three Months Ended	Three Months Ended	(Inception)
	March 31	March 31	to March 31,
	2013	2012	2013

Revenue	0	0	21,759

Total Revenue	0	0	21,759

Cost of Goods Sold	0	0	5,320

Gross Profit	0	0	16,439

Operating Expenses
Salaries and Wages			1,059,698
General and Administrative	3,356	635	841,639
Professional and Consulting	17,361	5,260	620,789
Product Development			84,851
Marketing			289,551
Investor Relations			465,672

	20,717	5,895	3,362,200

(Loss) from Operations	(20,717)	(5,895)	(3,345,761)

Other Income/(Expense)
Other Income			4,519
Interest Income			45,173
Interest Expense	1,231		(18,463)

Total Other Income/(Expense)	-		31,229

Net Income/(Loss) Before Income Taxes	(21,948)	(5,895)	(3,314,532)
Income Tax Expense	(50)		(50)

Net Income(Loss)	(21,998)	(5,895)	(3,314,582)

Basic (Loss) per Share	(0.001127)	(0.000398)

Weighted Average Number of Common Shares	19,521,379	14,810,088

The accompanying notes are an integral part of these statements

AmerElite Solutions, Inc.
(A Development Stage Company)

 Statements of Cash Flows

			July 26, 1994
	Three Months Ended	Three Months Ended	(Inception)
	March 31	March 31	to March 31
	2013	2012	2013
Operating Activities
Net Loss	(21,998)	(5,895)	(3,314,582)
Adjustments to reconcile Net Loss:
Stock Issued for Services	-	0	1,598,593
Depreciation and Amortization		-	20,441
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	1,135	-	-
Increase/(Decrease) in Accounts Payable	14,908	(2,058)	1,067,366
Increase/(Decrease) in Accrued Liabilities	1,231	0	75,245
Write Offs	0	0	353,248

Net Cash (Used) by Operating Activities	(4,724)	(7,953)	(199,688)

Investment Activities
Investment in Trademarks and Trade Names	0	0	(13,729)
Purchase of Equipment	0	0	(20,441)

Net Cash (Used) by Investment Activities			(34,170)

Financing Activities
Pre-Paid Expenses
Proceeds from Loans	7,000	8,275	342,386
(Repayment) of Loans	0	0	(366,563)
Proceeds from the Sale of Stock	0	0	260,872

Net Cash Provided by Financing Activities	7,000	8,275	236,695

Net Increase / (Decrease) in Cash	2,276	322	2,837

Cash, Beginning of Period	561	610	-

Cash, End of Period	2,837	932	2,837

Supplemental Information:
Interest Paid	0	0	13,217
Income Taxes Paid	0	0	0

Significant Non-Cash Transactions:
Stock issued to Convert Debt			616,132
Paid in Capital - Debt Relief			82,031
Stock Issued to Acquire Assets		0	400,000
Stock Issued for Services		0	3,006
Notes Issued for Accounts Payable		0	230,000

The accompanying notes are an integral part of these statements

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2013

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

Furniture and equipment

The cost of furniture, equipment and computer hardware and software is depreciated over the estimated useful lives of the related assets.  The Company’s furniture and equipment as of March 31, 2013 has been fully depreciated and has no value and has not been shown on the Balance Sheet.

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

At March 31, 2013 the Company had net operating loss carry-forwards of approximately $3,396,402 which begin to expire in 2014.  The deferred tax asset of approximately $1,188,741 created by the net operating losses have been offset by a 100% valuation allowance.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.   The Company incurred no advertising costs during the three months ending March 31, 2013

NOTE 3.     GOING CONCERN

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

AMERELITE SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2013

NOTE 4.             NOTES PAYABLE

The following is a summary of Notes Payable at March 31, 2013:

2% Notes Payable to unaffiliated third parties, due on demand, with interest payable quarterly	$256,775

$256,775

Accrued interest payable in the amount of $5,245is recorded at March 31, 2013 with interest expense attributable of $1,232 for the three months ending March 31, 2013.

In July 2012 the Directors authorized the Company and in September 2012 the Company converted $230,000 in accounts payable due to the Officers and Directors into two demand notes payable. The Company recognized no beneficial conversion feature expense on the notes.  Also in September 2012, the notes were acquired by an unaffiliated third party and consolidated into one note, with the holder having the right for twelve months to convert the note into common stock at $.005, or 46,000,000 total common shares, which was considered to be the Company’s current fair market value. As of March 31, 2013 the holder has not exercised the conversion of the note.

NOTE 5.   STOCKHOLDERS’ EQUITY

On March 15, 2013 the Company executed a binding Letter of Intent to acquire RegalWorks Media, Inc. (RWMI).  The Company, upon completion of the acquisition, will change its name to RegalWorks Media, Inc.  RWMI is building an integrated media holding company for today’s media entertainment environment.  The Letter of Intent requires the issuer to tender all outstanding obligations prior to closing, and affect a reverse stock split of the Company’s common stock at a ratio of 25 to 1 or such other ratio as deemed suitable by both parties. The Company may have as much as 70,000,000 shares of common stock issued and outstanding prior to the reverse stock split.  The transaction will take the form of a “reverse acquisition” with the owners of RWMI initially controlling 80% of the outstanding stock of the Company in a tax free exchange and with RWMI’s executive team replacing AmerElite’s officers and directors.  It is intended that the transaction to be completed on or before April 30, 2013 and will be subject to a number of conditions precedents, including satisfactory completion of due diligence, completion and execution of definitive documentation, and approval of the Company’s shareholders and Board of Directors and other conditions.  There can be no assurance that all conditions will be satisfied or that, if satisfied the transaction will close.

NOTE 6.        SUBSEQUENT EVENTS:

On April 2, 2013 the Company received $10,000 from RWMI to extend the binding Letter of Intent (LOI) referred to in Note 5 until April 30, 2013.  The LOI also states, if by such date the Closing has not occurred, the Parties may mutually extend the Closing date for an additional 15 days for an additional fee of $25,000 to be paid to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

As of March 31, 2013, the Company’s outstanding Notes Payable balance was $256,775 along with Accrued Interest of $5,246. The Company’s Accounts Payable balance as of March 31, 2013 was $52,400.  Currently, the Company has an average of $2,500 per month in cash expenditures that it cannot accrue or pay in the form of equity.  The Company’s President has made arrangements to borrow these funds on an interim basis until the Company can obtain funds to capitalize itself.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations:

Three Months Ended March 31, 2013 and March 31, 2012

During the three months ended March 31, 2013 we generated $0 in revenue compared to revenues of $0 for the same period ended March 31, 2012.  Net loss for the three months ended March 31, 2013 was $20,717 compared to a net loss of $5,895 for the same period ended March 31, 2012. , This loss for the three months ended March 31, 2013 was primarily attributable to continued administrative expenses, professional and consulting fees related to our efforts to the continued pursuit of our business plan.

For the three months ended March 31, 2013 we had no retail sales of our Collesense™ Premium Skin Care Collection.  The Company needs working capital/financing in order to restart the manufacture of its product.    Total Operating Expenses for the three months ended March 31, 2013 was 20,717.  The increase in Operating Expenses for the three months ended March 31, 2013 was attributable to an increase in consulting fees and expenses incurred.  With Gross Profit of $0 and Operating Expenses totaling $20,717, the Company had a loss from operations for the three months ended March 31, 2013 of $20,717.

Liquidity and Capital Resources:

At March 31, 2013, the Company’s current assets of $2,837, exceeded by current liabilities of $314,420 created negative working capital of $311,584. The Company at March 31, 2013 had cash on hand of $2,837.

On March 15, 2013 the Company executed a binding Letter of Intent to acquire RegalWorks Media, Inc. (RWMI).  The Company, upon completion of the acquisition, will change its name to RegalWorks Media, Inc.  RWMI is building an integrated media holding company for today’s media entertainment environment.  The Letter of Intent requires the issuer to tender all outstanding obligations prior to closing, and affect a reverse stock split of the Company’s common stock at a ratio of 25 to 1 or such other ratio as deemed suitable by both parties. The Company may have as many as 70,000,000 shares of common stock issued and outstanding prior to the reverse stock split.  The transaction will take the form of a “reverse acquisition” with the owners of RWMI initially controlling 80% of the outstanding stock of the Company in a tax free exchange and with RWMI’s executive team replacing the Company’s officers and directors. The Company is selling shares of its common stock and preferred stock in exchange for 100%of the RWMI issued and outstanding common stock.  The number of shares to be issued to RWMI is 11,200,000 shares of common stock and 5,600,000 of preferred stock.  The 5,600,000 shares of convertible preferred stock issued will be held in escrow until satisfaction of certain post-closing conditions on goals of performance by the new RWMI executive team are achieved.  As consideration for the issued shares as payment for the company shares, buyers shall deposit with escrow agent the sum of $105,000 as payment towards the purchase price for the purchase and reorganization of the Company.  The escrowed funds will primarily be used to extinguish sellers accounts payable and notes payable.  On April 30, 2013 the parties agreed to extend a no-shop deadline to May 15, 2013.  RWMI will pay a non-refundable payment of $25,000 to the Company. The transaction is subject to a number of conditions precedent, including satisfactory completion of due diligence, completion and execution of definitive documentation, and approval of the Company’s shareholders and Board of Directors and other conditions.  There can be no assurance that all conditions will be satisfied or that, if satisfied the transaction will close.

We have limited capital resources, as, among other things, we are a startup company with a limited operating history.  We have not generated any revenues for 2012 or for the first three months of 2013, and may not be able to generate sufficient revenues to become profitable in the future.  The Company does plan to restart its production of the Collesense™ product line which will produce product for sale.  Production is predicated on financing or loans from various parties.

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

We do not anticipate the need to hire any employees prior to the completion of the planned merger with RegalWorks Media Inc..  We believe that our operations are currently on a scale and size that are manageable by one individual, our Chief Executive Officer, Mr. Knapp.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Robert Knapp, the Company's Principal Executive Officer and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's Principal Executive Officer and Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Material Weakness

Internal Controls Over Financial Reporting

In connection with the preparation of our financial statements for the quarter ended March 31, 2013, certain significant deficiencies in internal control became evident to management that represented material weaknesses, including:

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

This created certain incompatible duties and a lack of review over the financial reporting process that could likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. In addition, our Company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for complex generally accepted accounting principle matters or SEC derived public reporting and disclosure. Management with assistance of outside professionals has corrected any errors prior to the release of our Company's December 31, 2012 and March 31, 2013 financial statements.

CHANGES IN INTERNAL CONTROLS

During the three months ended March 31, 2013, the Company employed an outside accountant proficient in financial reporting and technical accounting on an ad-hoc hourly basis. As this person is interim to the hiring of a full time accounting professional and familiarity with the Company's accounting and financial reporting processes, management does not believe this material weakness is fully remediated as of March 31, 2013. Thus, management believes that there were no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1(A).  RISK FACTORS

Not Required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

AMERELITE SOLUTIONS, INC.

Date: May 10, 2013	By:	/s/ Robert L. Knapp
Principal Executive Officer and
Principal Financial Officer