Form 10-Q
period 2013-06-30
RegalWorks Media, Inc.
filed 2013-08-19
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 [mark one]

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 000-52846

REGALWORKS MEDIA, INC.

(Name of small business issuer in its Charter)

NEVADA	76-0766174
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

225 SANTA MONICA BOULEVARD, SUITE 300
SANTA MONICA, CA 90401

(Address of Principal Executive Offices)

703-220-9977

(Registrant’s Telephone Number including Area Code)

AMERELITE SOLUTIONS, INC.
3122 W. CLARENDON AVENUE, PHOENIX, AZ 85017

(Former name, former address and former fiscal year, if changed since last report)

Copy of all communications to:
John Holt Smith, Esq.
225 Santa Monica Blvd., Suite 300
Santa Monica, CA 90401
310-384-1886

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
Yes ☐ No ☒

As of August 19, 2013 the registrant had 14,000,000 shares of its common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE:

On July 15, 2013 RegalWorks Media, Inc. (formerly known as AmerElite Solutions, Inc.) completed its reorganization with RegalWorks, Inc. (“RWI”). On July 3, 2013 RWI changed its name from RegalWorks Media, Inc. in anticipation of the reorganization. In accordance with the terms of the reorganization agreement, RWI (the operating entity) became a wholly owned subsidiary of AmerElite Solutions, Inc., which then the registrant changed its name to RegalWorks Media, Inc. The financial statements and other information included herein precede the effective date of the reorganization. As a consequence, the information presented includes separately the financial statements for both AmerElite Solutions, Inc. (the registrant) and RegalWorks, Inc. (the operating entity, private company) as of June 30, 2013, along with pro forma financial statement combining the two entities.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

Table of Contents
		Page

Part I - Financial Information

Item 1.	Financial Statements	3

	Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited)	3

	Statements of Operations (unaudited) for the Three Months and Six Months Ended June 30, 2013 and 2012, and for the period July 26, 1994 (inception) through June 30, 2013 (unaudited)	4

	Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2013 and 2012, and for the period July 26, 1994 (inception) through June 30, 2013 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

	Pro forma Financial Statements of RegalWorks Media, Inc. as of June 30, 2013 (unaudited)	10

	Pro forma Combined Consolidated Financial Statements of RegalWorks Media, Inc. as of June 30, 2013 (unaudited)	21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II - Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL INFORMATION

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)	audited
ASSETS

Current Assets:
Cash and Cash Equivalents	$242	$561

Total Current Assets	242	561

Other Assets:
Deposits	-	1,135

Total Assets	$242	$1,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$113,515	$37,491
Accrued Interest Payable	5,892	4,015
Notes Payable	251,485	249,775

Total Current Liabilities	370,892	291,281

Total Liabilities	370,892	291,281

Stockholders' Equity/(Deficit):

Preferred Stock, Par Value $0.001 per share; authorized
10,000,000 issued and outstanding none	-	-
Common Stock, Par Value $0.001 per share
authorized 100,000,000
issued and outstanding 917,148	917	917
Additional Paid-in Capital	3,002,081	3,002,081
Accumulated Deficit during Development Stage	(3,373,648)	(3,292,583)

Total Stockholders' Equity/(Deficit)	(370,650)	(289,585)

Total Liabilities and Stockholders' Equity (Deficit)	$242	$1,696

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)

	Three Months	Three Months	Six Months	Six Months	July 26, 1994
	Ended	Ended	Ended	Ended	(inception) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$21,759

Total Revenue	-	-	-	-	21,759

Cost of Goods Sold	-	-	-	-	5,320

Gross Profit	-	-	-	-	16,439

Operating Expenses
Salaries and Wages	-	-	-	-	1,059,698
General and Administrative	1,077	2,006	4,433	2,640	842,716
Professional and Consulting	84,471	30,120	101,832	35,380	705,260
Product Development	20,000	-	20,000	-	104,851
Marketing	-	-	-	-	289,552
Investor Relations	-	-	-	-	465,672
	105,548	32,126	126,265	38,020	3,467,749

(Loss) from Operations	(105,548)	(32,126)	(126,265)	(38,020)	(3,451,310)

Other Income/(Expense)
Other Income	50,000	-	50,000	-	54,519
Interest Income	-	-	-	-	45,173
Interest Expense	(3,518)	(2,673)	(4,750)	(2,673)	(21,980)

Total Other Income/(Expense)	46,482	(2,673)	45,250	(2,673)	77,712

Net Income/(Loss) Before Income Taxes	(59,066)	(34,799)	(81,015)	(40,693)	(3,373,598)
Income Tax Expense	-	(50)	(50)	(50)	(50)

Net Income(Loss)	$(59,066)	$(34,849)	$(81,065)	$(40,743)	$(3,373,648)

Basic (Loss) per Share	$(0.06)	$(0.06)	$(0.09)	$(0.07)

Weighted Average Number of Common Shares	917,148	567,244	917,148	573,676

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS (unaudited)

	Six Months	Six Months	July 26, 1994
	Ended	Ended	(inception) through
	June 30,	June 30,	June 30,
	2013	2012	2013
Operating Activities:
Net Loss	$(81,065)	$(40,743)	$ (3,373,648)
Adjustments to reconcile Net Loss:
Stock Issued for Services	-	-	1,598,593
Depreciation and Amortization	-	-	20,441
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	1,135	200	-
Increase/(Decrease) in Accounts Payable	76,024	17,629	1,128,480
Increase/(Decrease) in Accrued Liabilities	1,877	2,673	75,891
Write Offs	-	-	353,248

Net Cash (Used) by Operating Activities	(2,029)	(20,241)	(196,993)

Investment Activities:
Investment in Trademarks and Trade Names	-	-	(13,729)
Purchase of Equipment	-	-	(20,441)

Net Cash (Used) by Investment Activities	-	-	(34,170)

Financing Activities:
Proceeds from Loans	13,710	24,475	349,096
(Repayment) of Loans	(12,000)	-	(378,563)
Proceeds from the Sale of Stock	-	-	260,872

Net Cash Provided by Financing Activities	1,710	24,475	231,405

Net Increase/(Decrease) in Cash	(319)	4,234	242

Cash, Beginning of Period	561	610	-

Cash, End of Period	$242	$4,844	$242

Supplemental Information:
Interest Paid	$-	$-	$13,217
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions:
Stock issued to Convert Debt	$-	$-	$616,132
Paid in Capital - Debt Relief	$-	$-	$82,031
Stock Issued to Acquire Assets	$-	$-	$400,000
Stock Issued for Services	$-	$-	$3,006
Notes Issued for Accounts Payable	$27,450	$-	$257,450

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

RegalWorks Media, Inc. (f/k/a AmerElite Solutions, Inc.) (the Company) was incorporated in the state of Nevada July 26, 1994 as ABC Home Care Specialists, Inc., and on May 18, 2005 changed its name to AmerElite Solutions, Inc. As of June 30, 2013 the Company was primarily engaged in the business of marketing and distributing skin care products. On June 27, 2013 the Company entered into an agreement to acquire all of the outstanding shares of RegalWorks Media, Inc. a Nevada corporation formed on March 21, 2013. On July 15, 2013 the Company completed its reorganization with RegalWorks, Inc. (“RWI”), which then changed its name on July 3, 2013. In accordance with the terms of the reorganization agreement, RWI (the operating entity) became a wholly owned subsidiary of AmerElite Solutions, Inc., which then changed its name to RegalWorks Media, Inc. The financial statements and other information included herein precede the effective date of the reorganization. As a consequence, the information presented includes separately the financial statements for both AmerElite Solutions, Inc. and RegalWorks, Inc. as of June 30, 2013. The information includes a pro forma financial statement combining the two financial statements. The Company continues to operate the skin care products business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

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

Earnings (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation as their effect would be anti-dilutive and would increase the earnings or decrease loss per share.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Furniture and equipment

The cost of furniture, equipment and computer hardware and software is depreciated over the estimated useful lives of the related assets. The Company’s furniture and equipment as of June 30, 2013 and December 31, 2012, respectively, is fully depreciated and has no tangible value and therefore not presented on the accompanying Balance Sheets of the Company.

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

At June 30, 2013 the Company had net operating loss carry-forwards of approximately $3.4 million that begins to expire in 2014. A deferred tax asset of approximately $1.2 million created by the net operating losses has been offset by a valuation allowance equal to the net operating loss.

Revenue and Cost Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of any estimated returns and allowances. The Company distributes or provides samples of its products to potential consumers or customers on an intermittent basis. Since the Company has fully reserved for its inventory in prior years it has no costs associated with the distribution of these sample products.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred no advertising costs during the six month periods ending June 30, 2013 or 2012, respectively.

NOTE 3 - GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit and in all likelihood will be required to make significant future expenses in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3 - GOING CONCERN - continued

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowing from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues from sales of its skin care products. Actions presently taken to secure funding may provide the opportunity for the Company to continue as a going concern.

NOTE 4 - NOTES PAYABLE

The following is a summary of notes payable at June 30, 2013:

2% notes payable to four unrelated parties, due on demand, with interest payable quarterly, convertible into common stock of the Company	$230,000
2% notes payable to two unrelated parties, due on demand, with interest payable quarterly	21,485
Total	$251,485

Accrued interest payable of $5,892 was recorded at June 30, 2013 with interest expense of $4,750 for the six month period ending June 30, 2013.

The Company during 2012 converted $230,000 in accounts payable due to a former officer and a former director into two demand notes payable accruing interest at a rate of 2% per annum. The Company has recognized no beneficial conversion feature expense associated with either of these two notes. Prior to December 31, 2012, the two notes payable were acquired by an unrelated party and consolidated into one note payable with the Company, along with the right to convert the note payable into common stock at $0.005 per share (which expires on September 12, 2103), or 46,000,000 shares of common stock (pre-reverse stock split adjusted). The conversion feature is considered to be fair market value of the Company’s common stock at the time of consolidation. As of June 30, 2013 the holder(s) had not exercised the demand note payable.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 10,000,000 shares of preferred stock ($0.001 par value). The Company on July 15, 2013 completed a reorganization, which resulted in the issuance of new shares of common stock, the authorization and issuance of preferred shares to be held in escrow pending the successful completion of certain milestones, to acquire 100% of the issued and outstanding shares of RegalWorks, Inc. a Nevada corporation (see Note 6 – Subsequent Events) and the completion of a 25-1 reverse stock split, which became effective July 3, 2013.

The Company effective July 16, 2013 issued 11,200,000 shares of its common stock to the shareholders of RegalWorks, Inc. in exchange for their equity interest in RegalWorks, Inc. As part of the reorganization 5,600,000 shares of preferred stock, Series B were authorized by the Board of Directors to be issued and held in escrow pending the completion of certain financial and performance milestones. The issuance, beneficial ownership, nor dilution to Company’s common stock has been reflected in the financial statements as of June 30, 2103. The contingent effect to stockholders equity is footnoted only pending the successful completion of the preceding mentioned milestones.

At June 30, 2013, there were 917,148 shares of common stock issued and outstanding reflecting the effect of the 25-1 reverse stock split. No shares of preferred stock of the Company are issued or outstanding.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 6 - SUBSEQUENT EVENTS

On July 15, 2013 (the Closing Date), the Company completed its acquisition of all of the issued and outstanding shares of equity of Regal Works, Inc., a Nevada corporation (the Seller). Pursuant to the terms of  that certain Stock Purchase and Reorganization Agreement between the Company and  Seller dated May 7, 2013, (the “Stock Purchase Agreement”) and filed on Form 8-K, May 14, 2013 the Company was to have approximately 70,000,000 common shares issued and outstanding prior to the reverse stock split and conversion of certain debt instruments into equity, which resulted in approximately 2,800,000 common shares being issued and outstanding after the reverse split but prior to the shares being issued for the acquisition of the Seller. The Agreement outlines the plan to issue 11,200,000 post-reverse split common shares to acquire the Seller in a tax free transaction, for a total of 14,000,000 common shares issued and outstanding post reverse split and post merger.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of the Seller in exchange for an initial 80% dilution of the issued and outstanding shares of the Company as of the Closing Date, with the release of certain escrowed shares of the Company upon achieving certain performance objectives as set out in the Stock Purchase Agreement.  The Stock Purchase Agreement contained representations and warranties from both parties customary for this type of transaction.

As part of the closing, certain debts of the Company were satisfied by the issuance of approximately 46,000,000 shares of the Company’s common stock. All such shares were “restricted securities” as such term is defined by the Securities Act of 1933, as amended. Other debts and liabilities were assumed by the Seller as part of the transaction and new debt instruments were entered into by and between the Sellers and the holders of the debt and/or accounts payable.

As part of the closing, the Company filed with the Nevada Secretary of State and FINRA (i) a 25-1 reverse stock split and (ii) a name change to “RegalWorks Media, Inc.”

As consideration for the shares of common stock of the Seller, the Company paid to the Seller’s shareholders an aggregate purchase price consisting of 11,200,000 shares of common stock, $.001 par value and 5,600,000 shares of Series B preferred stock. Reflecting the 25-1 reverse stock split the Company had a total of 14,000,000 shares of common stock issued and outstanding, a contingent issuance of 5,600,000 shares of preferred stock convertible into 11.200,000 shares of common stock, and a change in control of both management and the Board of Directors of the Company.

The Company continues to operate the business of marketing and distribution of its skin care products along with the pursuit of the RWI business through its wholly owned subsidiary RegalWorks, Inc.

PROFORMA FINANCIAL STATEMENTS OF REGALWORKS MEDIA, INC. AS OF JUNE 30, 2013 (UNAUDITED) AND FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND THE PERIOD MARCH 21, 2013 (INCEPTION) THROUGH JUNE 30, 2013 (UNAUDITED)

REGALWORKS MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)

As of
6/30/2013
Current Assets
Cash	$21,381
Accounts receivable	-
Total Current Assets	21,381
Other Assets	50,000
Total Assets	$71,381

Current Liabilities
Accrued compensation – officer and consultants	$84,735
Interest payable	6,279
Notes payable	130,000
Total Current Liabilities	221,014

Other Liabilities	-

Deficit accumulated during development stage	(182,733)
Additional paid in capital	33,089
Common stock, par value $0.01, 11,200 shares issued and outstanding	11
Total Stockholders' Equity (Deficit)	(149,633)

Total Liabilities and Stockholders’ Equity (Deficit)	$71,381

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)

	For the three	For the period
	months	3/21/2013
	ended	(inception) through
	6/30/2013	6/30/2013
Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-
Operating Expenses	176,454	176,454
(Loss) from Operations	(176,454)	(176,454)

Interest Expense	6,279	6,279
Interest Income	-	-
Total Other Income	(6,279)	(6,279)

Net Income/(Loss) Before Taxes	(182,733)	(182,733)
Income Taxes	-	-
Net Income/(Loss)	$(129,633)	$(129,633)
Basic Loss per share	$(16.32)	$(16.32)
Weighted average per common share	11,200	11,200

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)

	For the three	For the period
	months	3/21/2013
	ended	(inception) through
	6/30/2013	6/30/2013
Operating Activities
Net Loss	$(182,733)	$(182,733)

Common Stock issued for services	33,100	33,100
Changes in Operating Assets & Liabilities
Increase/(Decrease) in Accrued compensation – officer and consultants	84,735	84,735
Increase/(Decrease) in Interest payable	6,279	6,279
(Increase)/Decrease in Other assets	(50,000)	(50,000)
Net Cash Provided (Used in) by Operating Activities	(108,619)	(108,619)

Net Cash Provided (Used in) by Investing Activities	-	-

Financing Activities
Proceeds from Notes payable	130,000	130,000
Proceeds from the sale of common stock	-	-
Net Cash Provided by Financing Activities	130,000	130,000
Net Increase/(Decrease) in Cash	21,381	21,381
Cash, Beginning of Period	-	-
Cash, End of Period	$21,381	$21,381
Supplemental Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

Significant Non-Cash Transactions:
Topic 5-G adjustment to common stock and additional paid in capital	$(18,320)	$(18,320)
Stock issued for intangible assets	$18,320	$18,320
The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

1.	General Organization and Business and Summary of Significant Accounting Policies

RegalWorks Media, Inc. (RWI or the Company) was incorporated in the state of Nevada on March 21, 2013. The Company is an early stage independent film studio led by a highly regarded team of media and business executives.  The Company will offer production quality worthy of wide theatrical release, making a substantive contribution to the landscape of family films with compelling, inspirational stories geared towards broad family audiences, leading producers and directors to produce buzz-worthy family films with memorable story lines and characters.

On June 27, 2013 RWI entered into an agreement to sell all of its outstanding shares to AmerElite Solutions, Inc. a publicly traded Nevada corporation (AmerElite) along with a change in control of its management team and board of directors. On July 15, 2013 AmerElite completed its reorganization with RWI and the RWI management team and board of directors assumed those roles with AmerElite. In accordance with the terms of the reorganization agreement, RWI (the operating entity) became a wholly owned subsidiary of AmerElite, which then changed its name to RegalWorks Media, Inc. The financial statements and other information included herein precede the effective date of the reorganization. As a consequence, the information presented includes separately the financial statements for RegalWorks Media, Inc. as of June 30, 2013.

Principles of and Basis of Presentation - The Company’s business is comprised of certain business assets contributed by majority shareholder and chief executive officer, Dane B. West, along with RegalWorks Media, LLC (the LLC), managing partner of the LLC in exchange for certain shares of the Company. These assets have a cost basis of $0,  the transferors cost basis in accordance with SEC Regulation S-X, Staff Accounting Bulletins, Topic 5-G, “Transfers of Nonmonetary Assets by Promoters or Shareholders” (Topic 5-G). Topic 5-G requires that assets purchased in exchange for stock in whole or part from a shareholder should be recorded at the shareholder's historical cost basis. RegalWorks Media, LLC and/or Mr. West's historical cost basis is considered to be $0, even though fair market value of these assets may be in excess of $30,000 negotiated in an arm’s length manner.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could materially differ from those estimates.  Significant estimates include the realization of receivables, the method of depreciation and useful lives assigned to fixed assets, and the revenue to be recognized from services performed.

Cash and cash equivalents – Cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.  Cash at the end of each period reflects amounts on deposit with banking facilities.

Property and Equipment - Fixed assets, stated at cost, are depreciated on the straight-line method for financial statement reporting purposes, over the estimated useful lives of the assets, which range from seven to ten years. Leasehold improvement costs are depreciated over the shorter of the lease term or their useful life. Repairs and maintenance costs are expensed as incurred. Betterments or renewals are capitalized when they occur.

REGALWORKS MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

1.	General Organization and Business and Summary of Significant Accounting Policies - continued

Long-Lived Assets – The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets is less than the assets’ carrying amount. The Company measures the amount of such impairment by comparing the assets' carrying value to the assets' present value of the expected future discounted cash flows. Impairment charges, if any, are recorded in the period realized.

Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash, accounts receivable, accrued liabilities and debt approximate fair value based on their short maturities or, for debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Fair Value of Financial Assets and Liabilities - Fair value is defined under GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP establishes a fair value hierarchy requiring an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Revenues - The Company recognizes revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee for the arrangement is fixed or determinable; and

•	Collectability is reasonably assured.

The Company’s revenue will be comprised of contractual agreements that are subject to multiple deliverables derived from the media/film entertainment industry.

The Company’s revenues may be subject to some seasonal fluctuation. The Company operates in an industry where many of its clients or customers will be subject to seasonal as well global market fluctuations. As such, monthly revenues during the periods of non-holiday months may be lower than the remainder of the year.

Earnings (Loss) per Share - Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year or period presented. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year or period presented. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

REGALWORKS MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

1.	General Organization and Business and Summary of Significant Accounting Policies - continued

Income Taxes - Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results  from  the net  change  during  the  year of  deferred  tax  assets  and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal or state income taxes.

2.	Related Party Transactions

On March 21, 2013, the Company assumed various liabilities and contractual obligations from the LLC as part of its capital contribution in the formation of the Company. Obligations assumed by the Company, include employment services provided by Mr. West in his capacity as an executive for $15,000 per month pursuant to an employment agreement. As of June 30, 2013 the Company owes approximately $61,000 in accrued wages to Mr. West. The Company recognized $90,000 in compensation for the period March 21, 2013 (date of inception) through June 30, 2013. As part of its initial capital contribution by the LLC the Company assumed $40,500 in unpaid compensation. Mr. West is the managing member of RegalWorks Media, LLC. Mr. West is the beneficial owner of 3,835 shares of common stock acquired from the Company (see Footnote 5 - Shareholder’s Equity).

On June 10, 2013 the Company entered into an Interim Services Agreement (ISA) with Kenneth Herfurth. Mr. Herfurth is a shareholder in the initial formation of the Company as well as a note holder (see Footnote 4- Notes Payable and Original Issue Discount). Mr. Herfurth’s ownership along with the beneficial conversion feature of his note payable denotes Mr. Herfurth as a related party requiring disclosure. Mr. Herfurth received 1,000 shares of common stock of the Company as a founder in exchange for services valued at $5,000. The ISA provides for services from Mr. Herfurth of 90 days in length.  Under the ISA the Company shall pay a total of $30,000 in cash and/or S-8 stock of the Company to Mr. Herfurth as soon as reasonably possible. As of this date the Company has not issued any S-8 stock and recognized approximately $6,700 in compensation expense to Mr. Herfurth for services provided from June 10, 2013 through June 30, 2013. In addition the Company recognized interest expense of $1,725 from Mr. Herfurth’s $60,000 note payable.

On June 10, 2013 the Company entered into an ISA with Bruce Johnson.  Mr. Johnson is a shareholder in the initial formation of the Company.  Mr. Johnson’s ownership denotes Mr. Johnson as a related party requiring disclosure.  Mr. Johnson received 1,000 shares of common stock of the Company as a founder in exchange for services valued at $5,000.  Mr. Johnson’s ISA provides for 90 days of service as Consultant, Development and Production.  Under the ISA the Company shall pay a total of $30,000 in cash and/or S-8 stock of the Company to Mr. Johnson as soon as reasonably possible. As of this date the Company has not issued any S-8 stock and recognized approximately $6,700 in compensation expense to Mr. Johnson for services provided from June 10, 2013 through June 30, 2013.

3.	Other Assets

The Company advanced monies to AmerElite pursuant to a non-binding Letter of Intent, its extension payments along with an increase to its escrow requirements under the Stock Purchase and Reorganization Agreement filed with the Securities and Exchange Commission on May 14, 2013. These cash payments totaling $50,000 along with the assumption of certain liabilities of AmerElite shall be recognized as an increase to additional paid in capital of the Company and eliminated upon consummation of a transaction between AmerElite and the Company.

REGALWORKS MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

3.	Other Assets - continued

The Company holds an Option Agreement for film rights to a script titled, ‘Will to Succeed’.  The Option Agreement has a fair market value of $15,000, recorded in Other Assets under Topic 5-G with no value.  Associated with, Will to Succeed, the Company holds a print and advertising (P&A) commitment.  The P&A commitment has a fair market value of $5,000, recorded in Other Assets under Topic 5-G with no value.

At June 30, 2013, the Company’s other assets were comprised of the following:

June 30, 2013

Extension payments to AmerElite	$15,000

Payments made to AmerElite escrow agent	35,000
Film rights recorded at transferor’s basis	-
Print and advertising commitment recorded at transferor’s basis	-

Total other assets	$50,000

4.	Notes Payable and Original Issue Discount

Notes payable consist of the following:

June 30, 2013
Note payable to an individual, shareholder of the Company – related party, interest at 10.0% per annum, no monthly payments, matures on April 1, 2014, convertible into common stock upon completion of a reverse acquisition of a publicly traded company at a price of $0.50 per share	$60,000
Note payable to an individual, original issue discount of 50%, interest accrual of $3,333.33 per month, no monthly payments, matures on December 31, 2013, convertible into common stock upon completion of a reverse acquisition of a publicly traded company at a price of $0.25 per share, collateralized (pari passu basis with other OID note holders) by Mr. West’s equity ownership in the case of default along with a default conversion price per share reduction to $0.01	20,000
Note payable to an individual, original issue discount of 50%, interest accrual of $8,333.33 per month, no monthly payments, matures on December 31, 2013, convertible into common stock upon completion of a reverse acquisition of a publicly traded company at a price of $0.25 per share, collateralized (pari passu basis with other OID note holders) by Mr. West’s equity ownership in the case of default along with a default conversion price per share reduction to $0.01	50,000

Total notes payable and original issue discount	$130,000

Management’s Plan on Financing

As of June 30, 2013 management is actively seeking working capital financing as well as the restructuring or payment of its note payable and original issue discount notes payable. Management discussed the likelihood of repayment with each holder. Management’s intent is to solicit the conversion of each debt instrument into equity pending the Stock Purchase and Reorganization Agreement (see Note 7 – Subsequent Events).

5.	Shareholders’ Equity

The Company is authorized to issue 11,200 shares of common stock. Par value of the Company’s common stock is $0.01. The Company does not have any other classes of equity.

REGALWORKS MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

5.	Shareholders’ Equity - continued

The Company originally issued 4,580 shares of its common stock to its incorporator, chief executive officer and president for various intangible assets, liabilities and contractual obligations received through an asset purchase agreement with RegalWorks Media, LLC. Mr. West is the beneficial owner and control person for RegalWorks Media, LLC. Fair market value of the intangible assets offset by liabilities and contractual obligations was approximately $18,000. Pursuant to Topic 5-G the Company recorded these assets at the transferor’s basis, which is $0. Following its formation, the Company issued 6,620 shares of common stock to 19 individuals and business entities for founder’s services. The Company recognized $33,100 in consulting or compensation expense for the issuance of the shares.

At June 30, 2013, there are 11,200 shares of common stock issued and outstanding.

6.	Embedded Derivatives – Financial Instruments

Since inception (March 21, 2013) the Company entered into several financial instruments, which consist of notes payable, containing various conversion features. Generally the financial instruments are convertible into shares of the Company’s common stock; at prices that are either marked to the volume weighted average price of the Company’s intended publicly traded stock or a static price determinative from the financial instrument agreements. These prices may be at a significant discount to market determined by the volume weighted average price once the Company completes its reverse acquisition with the intended publicly traded company. The Company for all intent and purposes considers this discount to be fair market value as would be determined in an arm’s length transaction with a willing buyer.

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt and original issue discount notes payable. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivatives using the Black-Scholes pricing model. The fair value of the conversion feature is zero or near $0. The Company has not recorded any expense associated with the embedded derivative at June 30, 2013.

7.	Subsequent Events

Subsequent to June 30, 2013, the Company entered into several Original Issue Discount (OID) (see Footnote _ - Notes Payable and Original Issue Discount) notes payable with various individuals and business entities. The Company entered into OID’s totaling $172,740 from July 1, 2013 through August 13, 2013. Of this amount $115,000 was recognized through the assumption of various payables due and owing by AmerElite. As part of the Stock Purchase and Reorganization Agreement (the SPA) with AmerElite the Company was required to fund an escrow to pay for various liabilities of AmerElite in order to complete the reverse acquisition. The assumption and conversion of various accounts payable, notes payable of AmerElite by the Company, along with various payments to AmerElite through escrow and extension payments of the letter of intent and amendments, the Company paid $150,000, recorded in consolidation as additional paid in capital. Remainder of the OID notes payable entered into was $67,740, received in cash.  $242,740 in OID note payables have been issued to 7 investors. OID notes are discounted 50% requiring repayment of $2.00 for each $1.00 borrowed under the instruments. OID notes are collateralized (pari passu) by Mr. West’s shares. Upon default the collateralized shares shall be transferred pro-rata. Upon default OID holders may exercise the default conversion rate of $0.01 per share for principal and interest due, a change in control would occur upon default.OID note holders prior to maturity, December 31, 2013,  may exercise their entire principal and interest or a portion thereof into common stock of the publicly traded company at $0.25 per share. OID note holders prior to maturity may convert into 1,941,920 shares of the publicly traded company, and only upon default into 48,548,000 shares of common stock of the publicly traded company, along with the collateralized shares of Mr. West.

REGALWORKS MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

7.	Subsequent Events - continued

On July 15, 2013, AmerElite Solutions, Inc. completed the acquisition of all of the issued and outstanding shares of stock of the Company. Pursuant to the terms of the SPA between AmerElite and our Company’s shareholders dated May 7, 2013, the Company became a wholly-owned subsidiary of AmerElite Solutions, Inc., which changed its name on July 3, 2013 to RegalWorks Media, Inc. The wholly-owned subsidiary (the operating entity) simultaneously changed its name to RegalWorks, Inc. Our shareholders received 1,000 shares of common stock and 500 shares of preferred stock for each share of the Company common stock held by them. AmerElite on July 3, 2013 effected a 25 for 1 reverse stock split of both its common and preferred equity, along with an increase to its authorized capital of 100,000,000 shares of common stock and 10,000,000 preferred stock. The Company’s shareholders initially own an 80% equity interest and pursuant to certain milestones shall have released from escrow preferred stock increasing that ownership to 90% of the publicly traded company (see Footnote 8- Sale of Business and Pro Forma Financial Statements).

8.	Sale of Business and Pro Forma Financial Statements

Pursuant to the SPA, between AmerElite Solutions, Inc. and the Company and its shareholders, AmerElite acquired all of the issued and outstanding shares of the RWI in exchange for an initial 80% of the issued and outstanding shares of AmerElite at closing, with our shareholders having the ability to receive additional shares issued and placed in escrow (rights to acquire additional common shares upon conversion of the escrowed preferred shares) of the publicly traded company upon achieving certain performance objectives as set out in the SPA.  The SPA contained representations and warranties from both parties customary for this type of transaction.

As part of the closing, certain debts of the publicly traded company were satisfied by the issuance of an aggregate amount of 46,000,000 shares of AmerElite’s common stock.   All such shares were “restricted securities” as such term is defined by the Securities Act of 1933, as amended. For purposes of the pro forma financial statements it is assumed these shares are issued and distributed. Post reverse stock split this amounts to 1,840,000 shares of common stock.

As part of the closing, the publicly traded company filed with the Nevada Secretary of State and FINRA (i) a 25-1 reverse stock split and (ii) a name change to “Regal Works Media, Inc.”   For purposes of the pro forma financial statements it is assumed that the 25-1 reverse is retroactive to the date of the pro forma financial statements, June 30, 2013.

As consideration for the shares of common stock of the Company and its shareholders, the publicly traded company paid to our shareholders an aggregate purchase price consisting of 11,200,000 “restricted” shares of common stock, $.001 par value and 5,600,000 shares of preferred stock, convertible into 11,200,000 shares of common stock. Reflecting the 25-1 reverse stock split the combined pro forma financial statement company had a total of 14,000,000 shares of common stock issued and outstanding, with 5,600,000 shares of preferred stock being held in escrow pursuant to milestone achievements and/or measures.

As part of the consideration paid by AmerElite to the shareholders of the Company a Series B class of preferred stock was established and 5,600,000 shares were issued. Each share of Series B preferred stock is entitled to two votes per share (the “Escrowed Preferred Shares”) and is convertible into two shares of common stock. The Escrowed Preferred Shares are to be held in Escrow until the following conditions have been met for as full payment of the shares.

(i) Based on the following provisions, the RWI shareholders shall have released certain Escrowed Preferred Shares as performance and valuation milestones are met. Set forth is structure and release of the Escrowed Preferred Shares under the agreement that qualifies as a tax-free exchange under the Code.

REGALWORKS MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

8.	Sale of Business and Pro Forma Financial Statements - continued

(ii) The publicly traded company achieves one or more of the following milestones within the first twelve (12) months from “closing,” the Company’s shareholders shall have released from Escrow one share of preferred stock (Escrowed Preferred Shares) for every four shares of common stock issued at Closing, or 2,800,000 shares, increasing the Company’s shareholder ownership in the publicly traded company from 11,200,000 shares of common stock to 16,800,000 shares of common stock.

•
The aggregate market value of the publicly traded company’s common stock is greater than or equal to $20.0 million, computed using the voting and non-voting common and preferred equity held by both affiliates and non-affiliates (‘fully diluted”) for a period of 60 consecutive trading days, determined using the fully diluted shares of the post-reorganization publicly traded company’s shares multiplied by the closing stock price for each day or the use of the volume weighted average price (“VWAP”) if the aggregate market value falls below $20.0 million for a period of 5 days or less; or

•
The publicly traded company’s share price is greater than or equal to 200% of the lower of $0.50 per share (based on a 25 for 1 reverse stock split) or the publicly traded company’s volume weighted average price for the initial 20 trading days post the ‘closing’ for a period of not less than 60 consecutive trading days; or

•	The completion of a capital raise or financing of at least $5 million.

(iii) If publicly traded company achieves one or more of the following milestones within twelve (12) months from the “closing”, the Company’s shareholders shall have released from Escrow one share of preferred stock (Escrowed publicly traded company Preferred Shares) for every four shares of common stock (or the publicly traded company Escrowed Shares) issued at Closing, or 2,800,000 shares, thereby increasing Company’s shareholder fully diluted  ownership from 16,800,000 shares of common stock to 22,400,000 shares of common stock (assuming the milestones referred to above in (ii) have been achieved).

•
Aggregate market value of publicly traded company is greater than or equal to $30.0 million, computed using the voting and non-voting common and preferred equity held by both affiliates and non-affiliates (‘fully diluted”) for a period of 60 consecutive trading days, determined using the fully diluted shares of the publicly traded company multiplied by the closing stock price for each day or the use of the volume weighted average price if the aggregate market value falls below for a period of 5 days or less; or

•
The publicly traded company’s share price is greater than or equal to 300% of the lower of $0.50 per share (based on a 25 for 1 reverse stock split) or publicly traded company’s volume weighted average price for the initial 20 trading days post ‘Closing’ or completion of the Transaction for a period of not less than 60 consecutive trading days; or

•	The completion of a capital raise or financing of at least $10 million.

(iii) In the event publicly traded company does not achieve any one of the following actions set to expire 180 days from the closing an adjustment shall be made by publicly traded company to the number of shares held by the pre-reverse acquisition shareholder base as identified in paragraph (c) above - (x) the aforementioned 2,800,000 shares of common stock held by the pre-reverse acquisition shareholders collectively hold shares that have a market value that is greater than or equal to $1.4 million based upon a 20-day VWAP during that 180 days; or (xx) the post-closing publicly traded company completes a capital raise or financing of $1 million or more within 60 days from the closing date; or (xxx) the post-closing publicly traded company completes a capital raise or financing or completes an acquisition with a value more than $2 million. If neither (x), (xx) or (xxx) are achieved then publicly traded company shall compensate the pre-RWMI publicly traded company shareholders the delta between $1.4 million and the market value as determined by the 20-day VWAP of publicly traded company’s common stock 180 days from the Closing date.

REGALWORKS MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

8.	Sale of Business and Pro Forma Financial Statements - continued

The pro forma condensed combined consolidated balance sheet shown on these pro forma statements is based upon the historical figures for all of the combined entities at June 30, 2013, as if the acquisition had taken place on the balance sheet date. The pro forma condensed combined consolidated statement of operations for the six months ended June 30, 2013 assumes the acquisition took place on the first day of the fiscal period.   The pro forma condensed combined consolidated financial statements may not be indicative of the actual results of the acquisition and merger of the operations. In particular, the pro forma condensed combined consolidated financial statements are based upon management’s current estimate of the allocation of the purchase price, the final allocation of which may differ.

The accompanying pro forma condensed combined consolidated financial statements should be read in connection with the historical financial statements of AmerElite Solutions, Inc. and RegalWorks Media, Inc., including the related notes and other financial information included in the filing.

Pro forma Adjustments:

A.	Elimination of intercompany item related to escrow fees and extension payments by RWI to AmerElite Solutions, Inc. $50,000.

B.	Recording of debt conversion, interest payable forgiveness and increase in Stockholders equity for RWI at $222,820.

C.	Recording of OID instruments entered into by RWI with AmerElite holders in the amount of $115,000.

D.	Elimination of intercompany payment, no income recognition to AmerElite Solutions, Inc. $50,000.

REGALWORKS MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
PRO FORMA COMBINED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2013 (unaudited)

	AmerElite
	Solutions Inc.	RegalWorks
	(Historical As	Media	Pro Forma		Consolidated
	Reported)	Inc.	Adjustments		Pro Forma

ASSETS
Cash and cash equivalents	$242	$21,381	$-		$21,623
Accounts receivable net of allowance	-	-	-		-
Other assets	-	50,000	(50,000)	(A)	-
			-		-
Total assets	$242	$71,381	$(50,000)		$21,623

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
Accounts payable	$113,515	$-	$(93,515)	(C)	$20,000
Accrued compensation – officer(s)	-	84,735	-		84,735
Accrued expenses	5,892	6,279	(5,892)	(B)	6,279
Short term loans	21,485	-	(21,485)	(C)	-
Notes payable and OID	230,000	130,000	(230,000)	(B)	130,000
Additional OID instruments	-	-	115,000	(C)	115,000
Total current liabilities	370,892	221,014	(235,892)		356,014
Other advances	-	-	-		-
Total liabilities	370,892	221,014	(235,892)		356,014

Common stock	917	11	13,072	(B)	14,000
			(27,180)	(B)
Additional paid-in capital	3,002,081	33,089	150,000	(C)	3,157,990
Retained earnings (deficit)	-	-	-		-
Accumulated deficit development stage	(3,373,648)	(182,753)	50,000	(A)	(3,506,381)
Total shareholders' equity (deficit)	(370,650)	(149,633)	185,892		(334,391)
Total liabilities and shareholders'
equity (deficit)	$242	$71,381	$(50,000)		$21,623

REGALWORKS MEDIA, INC. (A DEVELOPMENT STAGE COMPANY) PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

	AmerElite
	Solutions Inc.	RegalWorks
	(Historical As	Media	Pro Forma		Consolidated
	Reported)	Inc.	Adjustments		Pro Forma
Revenues	$-	$-	$-		$-
Cost of revenues	-	-	-		-
Gross profit	-	-	-		-
General and administrative expenses	22,686	151,454	-		174,140
Costs related to acquisition, net	33,579	25,000	50,000	(D)	108,579
Consulting expense - products	20,000	-	-		20,000
Depreciation expense	-	-	-		-
Total operating expense	76,265	176,454	50,000		302,719
Operating income (loss)	(76,265)	(176,454)	-		(302,719)
Interest expense	4,750	6,279	-		11,029
Income (loss) before income taxes	(81,015)	(182,733)	(50,000)		(313,748)
Provision for taxes - pro forma	50	-	-		50
Net income (loss)	$(81,065)	$(182,733)	$(50,000)		$(313,798)

Net loss per share - basic and diluted	$(0.09)				$(0.03)

Weighted average shares outstanding	917,148		11,200,000		12,117,148

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a discussion and analysis of our financial condition and results of operations for the six and three months ended June 30, 2013 and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance.

This report on Form 10-Q contains forward-looking statements within the meaning of, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans” and similar statements and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause such results to differ materially from the results discussed in such forward looking statements include, without limitation; uncertain continued ability to meet our operational needs in view of continued severe ongoing working capital constraints; need for substantial additional capital to fully implement our plan of operations; no assurances of and uncertainty of profitability; no assurances of the Company’s ability to effect sufficient product sales so as to maintain exclusivity in certain territorial markets, the results of which, could materially adversely affect the Company’s results of operations; need for additional management, sales and marketing personnel, which is contingent upon our receipt of additional capital; competition from companies having substantially greater financial, marketing and other resources than the Company, including name and brand recognition; the impact of competitive services and pricing; changing consumer tastes and trends; and the legal, auditing and administrative cost of compliance associated the Sarbanes Oxley Act.

Many of such factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements in this report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. The Company undertakes no obligation to update any such forward-looking statements.

Overview

AmerElite Solutions, Inc. (RegalWorks Media, Inc. post merger on July 15, 2013) is a development stage company with limited operations and revenues to date, limited financial backing and assets are predominately intangible. The Company has established itself in the health and beauty market as a business that has developed and manufactured, attempting to secure financing to market, distribute and sell its Collesense™ Premium Skin Care Collection. Distribution, initially, will be based on direct response and Internet based advertising campaigns. As a follow up to this initial campaign, the Company plans to introduce Collesense™ through a kiosk program in high traffic, regional shopping centers across the southwestern part of the United States, then nationally. The Company plans to target the rapidly growing baby boomers generation by offering a full spectrum of skin care products designed to naturally improve skin wellness and anti-aging properties. These markets the Company believes continue to expand with double-digit annual growth and the Collesense™ Premium Skin Care Collection is a natural fit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

As of June 30, 2013, the Company’s notes payable balance was $251,485 along with accrued interest payable of $5,892. Accounts payable as of June 30, 2013 was $113,515. The Company had an average of $2,500 per month in working capital expenditures that it must pay in readily available funds. The Company’s former President made certain arrangements to borrow these funds on an interim basis until the Company can secure funds to capitalize itself.

During our Company’s growth, our officers and key director provided a majority of the labor required to execute its business plan. The Company’s former officer, former directors as well as key consultants agreed to take restricted common stock in lieu of monetary compensation. The Company operates with very limited administrative support, the Company will work with industry experts, pending our financial ability, to produce and market our direct-response and Internet program. The Company anticipates the need to hire 2-3 part time workers to handle order confirmation, customer support and accounting.

The Company will rely on third party’s to properly analyze and select time slots, channels and regions to air our short-form as well as regular media advertising. The Company intends to contract with outside experts to develop a comprehensive eStrategy to capitalize on one of the fastest growing channels for cosmetic products, the Internet. At present, the Company has no direct plans to market our products outside of the United States; however through relationships with our key consultants the Company has discussed the possibility of marketing and selling our products outside of the United States, which has a distinct appetite for US-made products.

 During 2005 the Company purchased outright the intellectual property – the anti-aging ingredient Collamin_G® and its formulation. This ingredient and formulation provides the basis for our first product Serum_G® as well as our other products. The Company conducted two studies to determine the efficacy of our anti-aging serum, Serum_G®. Over half of the participants volunteered to have before and after pictures that accentuated the results achieved during the test period. Participants in each of the studies filled out a subjective questionnaire or daily-log where they answered questions and encouraged to provide additional comments regarding the effects that resulted from using Serum_G® twice a day.

After the first two test groups completed their test period and the results were analyzed the Company contracted with a manufacturing firm based in Phoenix, AZ to produce a full line of skin care products. An initial set of samples was produced in order to obtain feedback on the quality of each product. The Company commissioned several focus groups comprised of cosmetologists, aestheticians and consumers. Each of the individuals was presented product samples and then asked to evaluate and respond to the following:

•	Absorption
•	Fragrance
•	Texture
•	Color

The results of both the Serum_G® test and of the focus groups were valuable and overwhelmingly positive. The study of the absorption of Serum_G® and the instant and lasting effect of Serum_G® on the appearance of fine lines and wrinkles showed encouraging results. These positive responses have had a direct effect on the message that the Company is conveying to our target market. The before and after photos that were taken are not retouched and show a significant improvement in the skin around the eyes. These photos have also been used in our marketing materials, and promotional videos. Several participants have given testimonials as to the results of using Serum_G® and have signed affidavits verifying the validity of such statements.

The Company has manufactured 6 products for our Collesense™ Premium Skin Care Collection. The Company opened a kiosk in a local regional shopping center to run a market test and gain additional feedback regarding the products and price points. In the recent past the Company contracted with a local company to run short features on Saturday mornings on a local TV station. The Company ran four different offers featuring various combinations of Collesense™ products at four different price points.

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

During the six months ended June 30, 2013 the Company continued to execute the following steps of our business plan:

•	Conduct research on new products and packaging
•	Explore opportunities with other companies to distribute our product through a private label program
•	Meet with public relation firms
•	Meet with representatives of e-commerce firms in order to market our product

The Company is a startup business engaged in the development, manufacturing and marketing of a premium skin care collection designed to naturally improve skin wellness and provide anti-aging properties for a rapidly expanding health and wellness market target at baby-boomers who are feeling the effects of old age and sagging skin or wrinkles.

While the Company has no reported retail sales from our products for the past few years the Company continues to pursue our business operations and the opportunities for our products. Accordingly, the Company is required to raise cash from sources other than our operations in order to continue the pursuit of our business plan. The Company plans to raise this additional capital either through debt or equity. No assurance can be given that any such efforts will be successful. The Company has no specific plans in place.

Since inception, the Company has been engaged in business activities, including the planned launch of our product line, product research with professional focus groups, production of an infomercial, launch of an e-commerce website, developing our economic models and financial forecasts.

 RegalWorks, Inc. (the subsidiary) business and operations

RegalWorks, Inc. (the subsidiary) as of July 15, 2013 became a wholly-owned subsidiary of a publicly traded, independent multimedia studio led by a highly regarded team of media and business executives. The initial focus is feature film production that matches worldwide audiences with stories that resonate. Leading producers and directors will produce buzz-worthy films with memorable story lines and characters, and employ internationally bankable casts.

A proprietary framework has been established that matches audiences and resonating content together to better ensure that there is a large, identifiable audience for each film prior to its financing and production.  To build its technology, production and advertising capabilities, RegalWorks has entered into non-binding letter of intent’s (LOI's) to acquire two companies, with promising upside and revenue growth.

Both companies are profitable and have favorable growth trends.  Combined trailing twelve months revenue for the companies is approximately $9 million with EBITDA of approximately $2 million.  Excluding contingent earn-out payments that are based on the continued growth of the businesses and the achievement of certain financial performance milestones; we have negotiated LOI’s with a total of $6 million in cash and $3 million in convertible notes to acquire the two companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

STUDIO BUSINESS PLAN

Management’s initial focus is the financing, production, and distribution of feature films.  This is being accomplished through two related initiatives.  One of these initiatives is to build a comprehensive studio infrastructure.  This is being built gradually as there is business and revenue to support it.  The Company has several co-production agreements and is in various stages of closing several more.  The work to manage each of these films as they move toward pre-production will be provided in a combination of a lean management team at RegalWorks supplemented with 3rd party service providers.  More work will move in-house as revenue is generated from an increasing number of films.

The other concurrent initiative is the formation and management of film funds.  There are three funds currently in process with one or more matching investor identified for each:  (i) a $150 million live action fund, (ii) a $300 million animated fund, and (iii) a $100 million P&A fund.  The P&A fund is expected to close in early 4Q13, the live action fund in 1Q14, and the animated fund in 2Q14. These film funds enable RegalWorks to finance the production and distribution of its own films.  The P&A fund enables the Company to build its marketing and distribution business, not only for its own films but also for completed films that fit the RegalWorks brand.

THE FILM INDUSTRY

Filmed entertainment remains a large and attractive industry.  According to BMO Capital Markets, it is a $113 billion industry and growing. The industry has outpaced the US economy over the past 112 years, even during times of economic downturn. In fact, even with the most recent global recession, the industry has experienced a 5.3% Compounded Annual Growth Rate since 2000 and filmed entertainment is the second leading U.S. export (behind Aerospace/Defense). RegalWorks offers investors a unique and compelling investment opportunity to participate in this growth industry. Largely because of industry consolidation, most of the industry is now centered among just a few major and ‘mini-major’ studios. RegalWorks is positioned to fill this gap and establish a leadership position as a major independent studio.

While filmed entertainment offers the potential for great financial reward, it is often seen as a high-risk industry for investors.  RegalWorks employs a comprehensive set of strategies to manage this risk.  Following are several of the key risk management strategies.

As a full-service studio, the Company participates in all aspects of the film business, including marketing and distribution that are low-risk and generate predictable revenue.

Projects are selected based on criteria of profitable films in a competitive and disciplined green light process that is overseen by an Advisory Board of recognized industry leaders who, collectively, have proven expertise in all key functional areas of filmed entertainment (production executives, financiers, marketers, distributors, talent agents, etc.).

Resonating stories are aligned with audiences.  This audience-driven approach of selecting projects only after a large, identifiable audience and a way to reach them greatly reduces the changes of failure.

Films are financed outside the Company in film funds formed and managed by RegalWorks.  Therefore, the risk of each film investment is limited to investors in the particular fund, not RegalWorks.  Furthermore, RegalWorks actually generates predictable, high margin revenue from fund management fees and production services fees for each film while also maintaining a 20% equity interest (plus any additional participating equity) in each fund after fund investors receive their principal plus a preferred return.

To build its studio capacity and capability, and to expand into other media sectors besides film (TV, video games, music, etc.); the Company will undertake an M&A plan. Acquired companies will have historical revenue, strong growth trends, and, preferably are profitable.  Therefore, in addition to their strategic value, the acquired companies provide stable and sustainable revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

RegalWorks is executing its business plan via a public company structure.  This structure may provide increased access to capital through the public markets, enabling the Company’s equity to be used as currency for acquisitions, and increased mindshare through public company ‘earned media’ opportunities.

MERGERS AND ACQUISITIONS PLAN

RegalWorks will leverage success in film to expand into related media businesses to establish sustaining revenue, deliver a broad range of media demanded by consumers as media consumption habits continue to evolve, and build a business and financial infrastructure to support our continued expansion. Each new media business will become a subsidiary of RegalWorks and will be launched with a platform acquisition that has historical revenue and, ideally, profits. RegalWorks will expand and accelerate the acquired company’s business plan by providing capital and business infrastructure to support their organic growth while generating new, synergistic growth opportunities. This will enable RegalWorks to own a critical mass of clients, the strongest sales and marketing channels to reach them, a valuable customer database, and a comprehensive strategic set of media related products and services that serve both producers and consumers.

RECENT ADDITIONS TO MANAGEMENT

Recently the Company appointed Marcia Allen as Chief Financial Officer and Director.  Ms. Allen is Founder and Chief Executive Officer of Allen & Associates LLC, finance and strategic advisory firm focusing on media / entertainment and financial service and related companies. Ms. Allen has over twenty-five years of experience in entertainment, film finance, strategic planning, and investment banking. Ms. Allen was a founder and served as Chief Financial Officer and Director of The Movie Group, (American Stock Exchange (AMEX) traded company) the originating company, which is today Lionsgate Entertainment (New York Stock Exchange (NYSE) traded company). Ms. Allen has held positions as Chief Financial Officer for Taco Bell Corp. (a subsidiary of Yum! Brands, Inc., (NYSE)), Senior Vice President of Finance and Business Development at WR Grace & Co (NYSE), and a founder of Ruby Tuesday, Inc. (NYSE). Ms. Allen was educated in Finance and Accounting at the University of Tennessee.

Recently the Company appointed John Eger as Secretary. Mr. Eger has served as a senior executive in over a dozen companies and as an expert consultant to over fifty companies and organizations. Through multiple engagements as a Strategic Consultant to a wide variety of both investors and companies, Mr. Eger has advised in relationship to transition management, strategic alliances, co-developments (Raytheon, Equitable Resources and Eaton Cutler Hammer), reorganizations, and funding rounds. As Chief Operating Officer of Capital General Corporation, a private investment banking firm, Mr. Eger was responsible for the oversight of management and exit strategies of the closely-held assets of a small group of high-net worth investors. The team Mr. Eger led was responsible for mergers and acquisitions, capital formation, work-outs and plans of re-organization totaling more than $125 million in four years. Mr. Eger has successfully held senior management positions in diverse vertical markets, including, E-Premis (information management), InteliHome (home automation), USIG (industrial minerals), Ashford Capital (real estate) National Response Corporation and Direct Partners (direct response marketing), and EAD (trade publishing).

Recently the Company appointed Maureen Smith as a Director. Ms. Smith brings passion, energy and enthusiasm to all she does, along with an ardent commitment to quality, innovative marketing, efficiency, generating revenue and a passion for the environment and its inhabitants. Her integrity, communications, marketing and management skills established Ms. Smith as a highly effective executive from her earliest days at FOX Broadcasting through her simultaneous presidencies at FOX Family Channel (now known as ABC Family) and FOX Kids Network (now known as Disney XD), to her most recent corporate media position as the head of Animal Planet and Animal Planet Media Enterprises.  Ms. Smith served as President of the Jane Goodall Institute, a global non-profit wildlife conservation and research organization, and most recently served as Chief Marketing and Operations Officer at Maroon Public Relations in Columbia, Maryland. Ms. Smith is currently head of Marketing and Communications at the National Wildlife Federation – America’s largest conservation and education organization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Ms. Smith has twice been named one of the 100 most powerful women in entertainment by The Hollywood Reporter magazine, Ms. Smith has been profiled in Smart Money magazine, the Washington Post, Smart CEO magazine, and the business book, The Opt-Out Revolt: Why People are Leaving Companies to Create Kaleidoscope Careers. Ms. Smith majored in Communications at the University of Southern California where she received an Outstanding Senior recognition award.

RegalWorks has developed a team of complimentary and proven media and business executives that are well suited to execute the business plan.  This includes the experience and expertise to execute the Company’s merger and acquisition strategy in developing a world-class independent multimedia studio.

Results of Operations (AmerElite Solutions, Inc.)

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

During the six months ended June 30, 2013 the Company generated no revenues compared to the same for the six months ended June 30, 2012. Net loss for the six months ended June 30, 2013 was $81,065 compared to a net loss of $40,743 for the same period ended June 30, 2012. The loss for the six months ended June 30, 2013 was attributable to increased administrative expenses, legal and accounting, as well as professional and consulting fees related to our business operations and the planned reverse acquisition of RWI.

For the six months ended June 30, 2013 the Company had no retail sales of our Collesense™ Premium Skin Care Collection. The Company actively needs to seek working capital/financing in order to start up once again the manufacture and production of its skincare products. Total operating expenses for the six months ended June 30, 2013 was $126,265 compared to $38,020 for the six months ended June 30, 2012. The significant increase in operating expenses for the six months ended June 30, 2013 was primarily attributable to the Company’s need to employ additional legal and accounting professionals as well as increase its need of consultants for its business operations. Gross profit of none and operating expenses totaling $126,265, the Company had a loss from operations for the six months ended June 30, 2013 of $126,265. The Company received $50,000 as payments to extend a contractual agreement between RWI and itself for a period of 60 days, this was offset by interest expense of $4,750 resulting in total other income of $45,250, decreased our net loss of $126,265 to $81,065.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

During the three months ended June 30, 2013 the Company generated no revenues compared to the same for the three months ended June 30, 2012. Net loss for the three months ended June 30, 2013 was $59,066 compared to a net loss of $34,849 for the same period ended June 30, 2012. The loss for the three months ended June 30, 2013 was attributable to increased administrative expenses, legal and accounting, as well as professional and consulting fees related to our business operations. These efforts were ramped up prior to our reorganization agreement with RWI as further discussed in the footnotes to our financial statements and elsewhere in this Report.

For the three months ended June 30, 2013 the Company had no retail sales of our Collesense™ Premium Skin Care Collection. The Company actively needs to seek working capital/financing in order to start up once again the manufacture and production of its skincare products. Total operating expenses for the three months ended June 30, 2013 was $105,548 compared to $32,126 for the three months ended June 30, 2012. The significant increase in operating expenses for the three months ended June 30, 2013 was primarily attributable to the Company’s need to employ additional legal and accounting professionals as well as increase its need of consultants for its business operations. Gross profit of none and operating expenses totaling $105,548, the Company had a loss from operations for the three months ended June 30, 2013 of $105,548. The Company received $50,000 as payments to extend a contractual agreement between RWI and itself for a period of 60 days, this was offset by interest expense of $3,518 resulting in total other income of $46,482, decreased our net loss of $105,548 to $59,066.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At June 30, 2013, the Company’s current assets of $242, exceeded by its current liabilities of $370,892, provided us with negative working capital of $370,650. The Company at June 30, 2013 had limited cash on hand of $242.

On March 15, 2013 the Company executed a binding Letter of Intent to acquire RegalWorks, Inc. (RWI). The Letter of Intent was amended and extended several times during the period ending June 30, 2013. A Stock Purchase and Reorganization Agreement was entered into on June 27, 2013 and completed on July 15, 2013 the closing date of the transaction. The Company, upon completion of its acquisition of RWI (the transaction), changed its name to RegalWorks Media, Inc. RWI became a wholly owned subsidiary of the Company. The Company is building an integrated media holding company for today’s media entertainment environment. The transaction required the Company to pay or negotiate settlement of all of its outstanding obligations prior to closing, and effect a reverse stock split of the Company’s common stock at a ratio of 25-1. The Company was limited to 70,000,000 shares of common stock issued and outstanding prior to the reverse stock split and the transaction. The transaction took the form of a “reverse acquisition” with the owners of RWI initially controlling 80% of the outstanding stock of the Company in a tax free exchange and with RWI’s management replacing the Company’s officers and directors. The Company issued shares of its common stock and preferred stock in exchange for 100%of the equity interests in RWI. Shares issued to RWI shareholders was 11,200,000 shares of common stock and 5,600,000 shares of preferred stock, Series B. The 5,600,000 shares of Series B, convertible preferred stock are currently held in escrow until satisfaction of certain post-closing conditions by the RWI executive team are achieved. As additional consideration for the purchase of RWI, RWI paid $35,000 of the existing payables of the Company, assumed existing accounts payable of the Company later converted into original issue discount notes payable of $115,000. The Company and its management team are currently discussing financing strategies for its wholly-owned subsidiaries business and have secured financing of approximatley $70,000 since the closing of the transaction.

The Company has limited capital resources, as, among other things, the Company is a startup company with a limited operating history. The Company has not generated any revenues for 2012 or for the first six months of 2013, and may not be able to generate sufficient revenues to become profitable in the future. The Company plans to restart its production of its Collesense™ product line requires financing specific to those products and services. The restart of production is predicated on financing or loans from various parties that the Company may seek revenue-sharing or profit-sharing initiatives to gain this financing.

 Our cash reserves are insufficient to meet our obligations for the next 12-month period. As a result, the Company will need to seek additional funding in order to pursue our business plan(s). The Company currently does not have a specific plan of how the Company will obtain such funding; however, the Company anticipates that additional funding will be in the form of short-term loans or in the form of equity financing from the sale of our common stock or preferred stock on a best efforts basis. The Company does not have any arrangements in place for either of these financing options. On July 11, 2012 pursuant to a vote of the majority of the shareholders of the Company effected several changes to our authorized capital that included a change to par value. Par value for our common stock decreased from $0.00125 to $0.001 per share. Our authorized capital increased from 20,000,000 to 100,000,000 for our common stock and 2,000,000 to 10,000,000 for our preferred stock. On July 3, 2013 the Company conducted a reverse stock split of 25-1 resulting in a reduction of our outstanding shares of common stock to 917,148 prior to the above mentioned reorganization agreement with RWI.

The Company does not anticipate the need to purchase any equipment in the near future.

The Company does not anticipate the need to hire any employees prior to the completion of the planned merger with RegalWorks, Inc. The Company believes that based on our operations and the expansion plans of our wholly-owned subsidiary the Company will need to add significant staffing to our operations as well as senior management.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Dane West, the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's Principal Executive Officer and Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Material Weakness

Internal Controls Over Financial Reporting

In connection with the preparation of our financial statements for the quarter ended June 30, 2013, certain significant deficiencies in internal control became evident to management that represented material weaknesses, including:

i. Lack of an audit committee. The Company did not have an audit committee who would be charged with the purpose of overseeing the accounting and financial reporting processes of the Company.

ii. Insufficient segregation of duties in our accounting functions and limited personnel. During the year, the Company had limited staff that performed nearly all aspects of our financial reporting process including, but not limited to access to the underlying accounting records and systems, the ability to record journal entries and responsibility for the preparation of financial statements.

This created certain incompatible duties and a lack of review over the financial reporting process that could likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. In addition, our Company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for complex generally accepted accounting principle matters or SEC derived public reporting and disclosure. Management with assistance of outside professionals has corrected any errors prior to the release of our Company's December 31, 2012 and June 30, 2013 financial statements.

Changes In Internal Controls

During the six months ended June 30, 2013, the Company employed the services of an outside accountant proficient in financial reporting and technical accounting on an ad-hoc hourly basis. As this person is interim to the hiring of a full time accounting professional and familiarity with the Company's accounting and financial reporting processes, management does not believe that its material weakness has been fully remediated as of June 30, 2013. There were no changes in the Company's internal controls over financial reporting that occurred during the six months ended June 30, 2013 that is believed to have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1(A). RISK FACTORS

Not Required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS

A. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Temporary Hardship Exemption

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

B. REPORTS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)

Date: August 19, 2013	By:	/s/ Dane B. West
Principal Executive Officer and
Principal Financial Officer