Form 10-Q/A
period 2013-06-30
RegalWorks Media, Inc.
filed 2013-08-21
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 19, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Balance Sheets as of June 30, 2013 and audited Balance Sheets as of December 31, 2012, (ii) the unaudited Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the unaudited Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) the unaudited Notes to Financial Statements, (v) the unaudited Pro Forma Financial Statements of RegalWorks Media, Inc. as of June 30, 2013 and (vi) the unaudited Pro forma Combined Consolidated Financial Statements of RegalWorks Media, Inc. as of June 30, 2013.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the August 19, 2013 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

 ITEM 6. EXHIBITS AND REPORTS

A. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Temporary Hardship Exemption*

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

* Previously filed.
** Furnished herewith.

B. REPORTS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)

Date: August 21, 2013	By:	/s/ Dane B. West
Principal Executive Officer and
Principal Financial Officer