Form 10-Q
period 2013-09-30
RegalWorks Media, Inc.
filed 2013-11-25
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[mark one]

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2013

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
Yes ☐ No ☒

As of November 21, 2013 the registrant had 14,390,540 shares of its common stock, $0.001 par value, issued and outstanding.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL INFORMATION

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

September 30,
2013
(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,831

Total Current Assets	1,831

Other Assets:
Deposits	-

Total Assets	$1,831

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$116,152
Accrued Salaries and Other Compensation	189,812
Accrued Interest Payable	117,787
Notes Payable	302,740

Total Current Liabilities	726,491

Total Liabilities	726,491

Stockholders' Equity (Deficit):

Preferred Stock, par value $0.001 per share; authorized
10,000,000, issued and outstanding - none	-
Common Stock, par value $0.001 per share;
authorized 100,000,000, issued and
outstanding - 14,390,540	14,391
Additional Paid-in Capital	216,670
Accumulated Deficit during Development Stage	(955,721)

Total Stockholders' Equity (Deficit)	(724,660)

Total Liabilities and Stockholders' Equity (Deficit)	$1,831

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,	March 21,
		2013 (inception) through
		September 30,
	2013	2013

Revenue	$-	$-

Total Revenue	-	-

Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Compensation Expense	362,700	505,800
General and Administrative	182,321	191,802
Consulting and Professional	42,285	42.285
Merger Costs and Expenses	171,745	193,745
	759,051	933,632

(Loss) from Operations	(759,051)	(933,632)

Other Income/(Expense)
Other Income	-	-
Interest Expense	(14,160)	(20,439)

Total Other Income/(Expense)	(773,211)	(20,439)

Net Income/(Loss) Before Income Taxes	(773,211)	(954,071)
Income Tax Expense	(1,650)	(1,650)

Net Income(Loss)	$(774,861)	$(955,721)

Basic (Loss) per Share	$(0.06)	$(0.11)

Weighted Average Number of Common Shares	13,082,414	11,965,196

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

March 21, 2013
(inception) through
September 30,
2013
Operating Activities:
Net Loss	$(955,721)
Adjustments to reconcile Net Loss:
Stock Issued for Services	280,550
Stock Issued for Interest Accrual	20,269
Merger Related Costs Paid in Cash	65,000
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Deposits	-
Increase/(Decrease) in Accounts Payable	96,152
Increase/(Decrease) in Accrued Salaries and Other Compensation	189,812
Increase/(Decrease) in Accrued Interest Payable	118,029
Increase/(Decrease) in Other	-

Net Cash (Used) by Operating Activities	(185,909)

Net Cash (Used) by Investment Activities	-

Financing Activities:
Proceeds from Loans	187,740
Proceeds from the Sale of Stock	-

Net Cash Provided by Financing Activities	187,740

Net Increase/(Decrease) in Cash	1,831

Cash, Beginning of Period	-

Cash, End of Period	$1,831

Supplemental Information:
Interest Paid	$-
Income Taxes Paid	$-

Significant Non-Cash Transactions:
Stock Issued in Debt Conversion	$230,000
Stock Issued for Services	$-
Notes Issued for Accounts Payable	$115,000

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

RegalWorks Media, Inc. (f/k/a AmerElite Solutions, Inc.) (the “Company”) was incorporated in the state of Nevada July 26, 1994 as ABC Home Care Specialists, Inc., and on May 18, 2005 changed its name to AmerElite Solutions, Inc. As of September 30, 2013 the Company is primarily engaged in one business segment, with its former business segment available for sale. On June 27, 2013 the Company entered into an agreement to acquire all of the outstanding shares of RegalWorks, Inc. a Nevada corporation (“RWI”). On July 15, 2013 the Company completed its reorganization with RWI, which changed its name from RegalWorks Media to RegalWorks. RWI became a wholly owned subsidiary and we changed our name to RegalWorks Media, Inc. to reflect our business operations.

Our wholly-owned subsidiary, RegalWorks, Inc. acquired the assets of RWI through a reverse merger. The Company, through its wholly-owned subsidiary is an early stage independent film studio led by a highly regarded team of media and business executives.  The Company, through its wholly-owned subsidiary offers production quality worthy of wide theatrical release, making a substantive contribution to the landscape of family films with compelling, inspirational stories geared towards broad family audiences, leading producers and directors to produce buzz-worthy family films with memorable story lines and characters.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of and Basis of Presentation - The Company’s business is comprised of certain business assets contributed by majority shareholder and chief executive officer, Dane B. West, along with RegalWorks Media, LLC (the LLC), managing partner of the LLC in exchange for certain shares of the Company. These assets have a cost basis of $0, the transferors cost basis in accordance with SEC Regulation S-X, Staff Accounting Bulletins, Topic 5-G, “Transfers of Nonmonetary Assets by Promoters or Shareholders” (Topic 5-G). Topic 5-G requires that assets purchased in exchange for stock in whole or part from a shareholder should be recorded at the shareholder's historical cost basis. RegalWorks Media, LLC, Mr. West historical cost basis is $0, even though fair market value of these assets may be in excess of $30,000 negotiated in an arm’s length manner.

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

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash, accounts receivable, accrued liabilities and debt approximate fair value based on their short maturities or, for debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Fair Value of Financial Assets and Liabilities - Fair value is defined under U.S. GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP establishes a fair value hierarchy requiring an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company’s revenue will be comprised of contractual agreements that are subject multiple deliverable in the media/film entertainment industry.

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

At September 30, 2013 the Company had net operating loss carry-forwards of approximately $0.9 million that begins to expire in 2033. A deferred tax asset of approximately $0.4 million created by the net operating loss has been offset by a valuation allowance equal to the net operating loss.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock Based Compensation - The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred no advertising costs during the period ending September 30, 2013.

NOTE 3 - GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit. In all likelihood the Company will be required to make significant future expenses in connection with its media and entertainment business development efforts along with increasing general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is actively seeking to raise additional capital through the sale of equity securities, through an offering of debt securities, or through borrowings from financial institutions or other resources.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:
September 30, 2013
Note payable to an individual, a shareholder of the Company – related party, interest at 10.0% per annum, no monthly payments, matures on April 1, 2014, convertible into common stock of the Company at a price of $0.50 per share	$60,000
Notes payable to five (5) individuals and two corporate entities, original issue discount of 50%, interest accrued as of September 30, 2013 was $110,075, no monthly payments, matures on December 31, 2013, convertible into common stock of the Company at a price of $0.25 per share, collateralized (pari passu basis with other OID note holders) by Mr. West’s equity ownership in the case of default along with a default conversion price per share reduction to $0.01	242,740

Total notes payable	$302,740

The Company entered into Original Issue Discount (OID) notes payable with various individuals and business entities. The Company entered into OID’s totaling $172,740 from July 1, 2013 through August 13, 2013. Of this amount $115,000 was recognized through the assumption of various payables due and owing by AmerElite. As part of the Stock Purchase and Reorganization Agreement (the SPA) RWI was required to fund escrow in order to pay for various liabilities of the Company in order to complete the reverse acquisition. Assumption and conversion of accounts payable, notes payable of the Company, along with various payments through escrow and extension payments of the letter of intent and amendments, the Company paid $150,000. The remainder of the OID entered into was $67,740, was received in cash. A total of $242,740 in OID note payables have been issued to 7 investors. The OID notes are discounted 50% requiring payment of $2.00 for each $1.00 borrowed. The OID notes are collateralized (pari passu) by Mr. West’s shares. Upon default the collateralized shares shall be transferred pro-rata. Upon default OID holders may exercise the default conversion rate of $0.01 per share for all principal and interest due, a change in control would occur upon default. OID note holders prior to maturity, December 31, 2013, may exercise their entire principal and interest or a portion thereof into common stock at $0.25 per share. OID note holders prior to maturity may convert into 1,941,920 shares of common stock of the Company, and upon default into 48,548,000 shares of common stock of the Company, along with a distribution of Mr. West’s shares.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4 – NOTES PAYABLE - continued

During 2012 the Company converted $230,000 in accounts payable into a demand note payable accruing interest at 2% per annum. The Company recognized no beneficial conversion feature expense associated with the note. The note payable contained the right to convert into common stock of the Company at $0.125 per share (which expired on September 12, 2103), or 46,000,000 shares of common stock (pre-reverse stock split adjusted). The conversion feature was considered to be fair market value of the Company’s common stock at the time. On August 15, 2013 the holders of the $230,000 demand note payable instructed the Company that they wanted to convert the entire principal and interest at the time into common stock of the Company. The holders received 2,032,672 shares of common stock for the principal and interest. The Company recognized $20,269 in interest expense in the conversion for shares as well as the extinguishment of $230,000 in debt.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock both having a $0.001 par value. On July 15, 2013, the Company completed a reorganization with RWI, which resulted in the issuance of 11,200,000 shares of common stock, the authorization and issuance of 5,600,000 shares of preferred stock. The preferred stock is to be held in escrow pending the successful completion of milestones. The Company acquired 100% of the issued and outstanding shares of RegalWorks, Inc. a Nevada corporation, which became a wholly-owned subsidiary of the Company. Along with the reorganization the Company completed a 25-1 reverse stock split of its equity which resulted in for every 25 shares was exchanged for 1 share of the post-reorganized Company’s equity.

The Company through its wholly owned subsidiary issued 4,580,000 shares of its common stock to RWI incorporator, chief executive officer and president for various intangible assets, liabilities and contractual obligations received. Mr. West is the control person for RegalWorks Media, LLC the entity that sold its assets to RWI. Fair market value of the intangible assets offset by liabilities and contractual obligations was $18,000. Pursuant to Topic 5-G the Company recorded these assets at the transferor’s basis, which was $0. Following the formation of RWI, the Company through its wholly owned subsidiary issued 6,620,000 shares of common stock to 19 individuals and business entities for services. The Company recognized $33,100 in consulting or compensation expense for these shares.

The Company during the period ending September 30, 2013 filed a Form S-8 plan with the Securities and Exchange Commission. The Company issued 245,000 shares of S-8 stock to five (5) individuals for which we recognized $247,450 in compensation expense. The Company during the period ending September 30, 2013 converted $230,000 in notes payable along with all accrued interest into 2,032,672 shares of common stock. These shares were issued with a restrictive legend.

At September 30, 2013, there are 14,390,540 shares of common stock issued and outstanding.

NOTE 6 – REVERSE MERGER TRANSACTION AND REORGANIZATION

On July 15, 2013 (the Closing Date), the Company completed its acquisition of all of the issued and outstanding shares of equity of Regal Works, Inc., a Nevada corporation (the Seller). Pursuant to the terms of  that certain Stock Purchase and Reorganization Agreement between the Company and  Seller dated May 7, 2013, (the “Stock Purchase Agreement”) and filed on Form 8-K, May 14, 2013 the Company was to have approximately 70,000,000 common shares issued and outstanding prior to the reverse stock split and conversion of certain debt instruments into equity, which resulted in approximately 2,800,000 common shares being issued and outstanding after the reverse split but prior to the shares being issued for the acquisition of the Seller. The Agreement outlines the plan to issue 11,200,000 post-reverse split common shares to acquire the Seller in a tax free transaction, for a total of 14,000,000 common shares issued and outstanding post reverse split and post-merger.

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

As part of the closing, certain debts of the Company were satisfied by the issuance of approximately 2,000,000 shares of the Company’s common stock. All such shares were “restricted securities” as such term is defined by the Securities Act of 1933, as amended. Other debts and liabilities were assumed by the Seller as part of the transaction and new debt instruments were entered into by and between the Sellers and the holders of the debt and/or accounts payable.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 6 – REVERSE MERGER TRANSACTION AND REORGANIZATION - continued

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

On July 15, 2013, the Company completed the acquisition of all of the issued and outstanding shares of stock of RWI. Pursuant to the terms of the stock purchase agreement (SPA) between AmerElite and our Company’s shareholders dated May 7, 2013, the Company became a wholly-owned subsidiary of AmerElite Solutions, Inc., which changed its name on July 3, 2013 to RegalWorks Media, Inc. The wholly-owned subsidiary (the operating entity) simultaneously changed its name to RegalWorks, Inc. Our shareholders received 1,000 shares of common stock and 500 shares of preferred stock for each share of the Company common stock held by them. AmerElite on July 3, 2013 effected a 25 for 1 reverse stock split of both its common and preferred equity, along with an increase to its authorized capital of 100,000,000 shares of common stock and 10,000,000 preferred stock. The Company’s shareholders initially own an 80% equity interest and pursuant to certain milestones shall have released from escrow preferred stock increasing that ownership to 90% of the publicly traded company.

Pursuant to the SPA, the Company acquired all of the issued and outstanding shares of RWI in exchange for an initial 80% of the issued and outstanding shares of the Company at closing, with our shareholders having the ability to receive additional shares issued and placed in escrow (rights to acquire additional common shares upon conversion of the escrowed preferred shares) of the Company upon achieving certain performance objectives as set out in the SPA.

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

As part of the consideration paid by AmerElite to the shareholders of the Company a Series B class of preferred stock was established and 5,600,000 shares were authorized to be issued. Each share of Series B preferred stock is entitled to two votes per share (the “Escrowed Preferred Shares”) and may be converted into two shares of common stock. The Escrowed Preferred Shares are to be held until the following conditions have been met for as full payment of the shares.

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

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 6 – REVERSE MERGER TRANSACTION AND REORGANIZATION - continued

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

(iv) In the event the publicly traded company does not achieve any one of the following actions set to expire 180 days from the closing an adjustment shall be made by the publicly traded company to the number of shares held by the pre-reverse acquisition shareholder base as identified in paragraph (c) above - (x) the aforementioned 2,800,000 shares of common stock held by the pre-reverse acquisition shareholders collectively hold shares that have a market value that is greater than or equal to $1.4 million based upon a 20-day VWAP during that 180 days; or (xx) the post-closing publicly traded company completes a capital raise or financing of $1 million or more within 60 days from the closing date; or (xxx) the post-closing publicly traded company completes a capital raise or financing or completes an acquisition with a value more than $2 million. If neither (x), (xx) or (xxx) are achieved then the publicly traded company shall compensate the pre-RWMI publicly traded company shareholders the delta between $1.4 million and the market value as determined by the 20-day VWAP of publicly traded company’s common stock 180 days from the Closing Date.

Based upon the above the Company was in compliance nor had breached the minimum pricing guarantee for the pre-RWMI publicly traded company shareholders. However if the Company’s common stock price continues to hold around $0.25 per share the Company will be required to issue an additional 1,400,000 shares of common stock to the pre-RWMI publicly traded company shareholders.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 21, 2013, the Company through the acquisition of RWI assumed various liabilities and contractual obligations from the LLC as part of its capital contribution in the formation of the Company. Obligations assumed by the Company, include employment services by Mr. West pursuant to an employment agreement. As of September 30, 2013 the Company owed approximately $79,662 in accrued wages to Mr. West. The Company recognized $108,500 in compensation for the period March 21, 2013 (date of inception) through September 30, 2013. As part of the capital contribution, the Company assumed $40,500 in unpaid compensation. Mr. West is the managing member of RegalWorks Media, LLC which provides services to the media entertainment industry which may be in direct competition to the Company. Mr. West is the beneficial owner of 3,835,000 shares of common stock acquired in the transaction (see Footnote 5 - Stockholder’s Equity).

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 7 – RELATED PARTY TRANSACTIONS - continued

On June 10, 2013 the Company entered into an Interim Services Agreement (ISA) with Kenneth Herfurth. Mr. Herfurth is a shareholder from the formation of RWI as well as a note holder (see Footnote 4- Notes Payable and Original Issue Discount). Mr. Herfurth’s ownership along with the beneficial conversion feature of his note payable denotes Mr. Herfurth as a related party. Mr. Herfurth received 1,000,000 shares of common stock of the Company as a founder in exchange for services valued at $5,000. The ISA provides for services from Mr. Herfurth of 90 days in length.  Under the ISA the Company shall pay $30,000 in cash and/or S-8 stock of the Company to Mr. Herfurth. As of September 30, 2013 the Company issued 70,000 shares of S-8 stock, recognized compensation expense for ISA services through September 30, 2013 in the amount of $36,700 and $70,700 in additional ISA compensation extending the original ISA agreement for total compensation of $107,400. The Company is obligated to further compensate Mr. Herfurth for his services through December 10, 2013, the extended ISA agreement. In addition the Company recognized interest expense of $3,155 on Mr. Herfurth’s $60,000 note payable.

On June 10, 2013 the Company entered into an ISA with Bruce Johnson.  Mr. Johnson is a shareholder in the initial formation of the Company.  Mr. Johnson’s ownership denotes Mr. Johnson as a related party requiring disclosure.  Mr. Johnson received 1,000,000 shares of common stock of the Company as a founder in exchange for services valued at $5,000.  Mr. Johnson’s ISA provides for 90 days of service as Consultant, Development and Production.  Under the ISA the Company shall pay a total of $30,000 in cash and/or S-8 stock of the Company to Mr. Johnson. As of September 30, 2013 the Company issued 70,000 shares of S-8 stock, recognized compensation expense for ISA services through September 30, 2013 in the amount of $36,700 and $70,700 in additional ISA compensation extending the original ISA agreement for total compensation of $107,400. The Company is obligated to further compensate Mr. Johnson for his services through December 10, 2013, the extended ISA agreement.

NOTE 8 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

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

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt and original issue discount notes payable. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivatives using the Black-Scholes pricing model. The fair value of the conversion feature is zero or near $0. The Company has not recorded any expense associated with the embedded derivative at September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a discussion and analysis of our financial condition and results of operations for the three month period ended and for the period March 21, 2013 (date of inception) through September 30, 2013 and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance.

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

Factors that could cause such results to differ materially from the results discussed in such forward looking statements include, without limitation; uncertain continued ability to meet our operational needs in view of continued severe ongoing working capital constraints; need for substantial additional capital to fully implement our plan of operations; no assurances of and uncertainty of profitability; no assurances of the Company’s ability to effect sufficient sales, the results of which, could materially adversely affect the Company’s results of operations; need for additional management, sales and marketing personnel, which is contingent upon our receipt of additional capital; competition from companies having substantially greater financial, marketing and other resources than the Company, including name, brand recognition; the impact of competitive services and pricing; changing consumer tastes and trends in the media and entertainment field; and the legal, auditing and administrative cost of compliance associated with Sarbanes Oxley.

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

RegalWorks, Inc. (the subsidiary)

RegalWorks, Inc. (the subsidiary) as of July 15, 2013 became a wholly-owned subsidiary of a publicly traded, independent multimedia studio led by a highly regarded team of media and business executives.

The primary focus of the Company is to acquire, produce, and distribute movies that resonate with audiences worldwide.  RegalWorks’ slate of films in the pipeline have been developed with a number of leading producers and directors with the expectation of producing “buzz-worthy” movies with memorable story lines and characters and featuring internationally renowned casts.

A proprietary framework has been established that matches audiences and resonating content together to better ensure that there is a large, identifiable audience for each film prior to its financing and production.  To build its technology, production and advertising capabilities, RegalWorks is actively pursuing two potential acquisitions of profitable media-related companies.

STUDIO BUSINESS PLAN

The primary focus of the Company is the financing, production, and distribution of feature films.  This is being accomplished by building the comprehensive business, financial, and production services infrastructure of a studio but does not include managing soundstages, back lots or other studio facilities.  This infrastructure is being built gradually as there is revenue to support it.  It is important to note that while the Company arranges financing for films it does not invest in films.

RegalWorks has recently announced the formal financing commitments for its first film, “Jake’s Run” (formerly entitled, “Fragile”).  The film, which is based on a true story that won an ESPN ‘ESPY’ award, is expected to begin pre-production in December.  Twentieth Century Fox will be distributing the film.

The work to manage each of these films as they move toward pre-production will be provided in a combination of a lean product management team at RegalWorks supplemented with 3rd party service providers.  More of the work will move in-house as revenue is generated from an increasing number of films.

A significant benefit of the studio business model is that the Company generates sustaining revenue and profits from within the production budget of each film through the provision of various production services while maintaining an equity interest in each film to benefit from the upside of each profitable film.  Furthermore, because the Company does not invest in films, it does not take on the risk of losing money from any films that may not be profitable.

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

•	As a full-service studio, the Company participates in all aspects of the film business, including marketing and distribution that are low-risk and generate predictable revenue.

•
Projects are selected based on criteria of profitable films in a competitive and disciplined greenlight process that is overseen by an Advisory Board of recognized industry leaders who, collectively, have proven expertise in all key functional areas of filmed entertainment (production, financing, marketing, distribution, talent agents, etc.).

•	Resonating stories are aligned with audiences. This audience-driven approach of selecting projects only after identifying a large, reachable audience greatly enhances the chances for success.

•
Films are financed outside the Company in film funds formed and managed by RegalWorks.  Therefore, the risk of each film investment is limited to investors in the fund who give final approval for each film in which the fund invests.  RegalWorks generates predictable, high margin revenue from fund management fees and production services fees for each film while also maintaining a 20% equity interest (plus 5-10% per film as a producer) in each fund after fund investors receive their principal plus a preferred return.

•
To build its studio capacity and capability, and to expand into other media sectors besides film (such as TV, video games, music, etc.), the Company will undertake an M&A plan. Acquired companies will have historical revenue, strong growth trends, and, typically, will be profitable.  Therefore, in addition to their strategic value, the acquired companies provide stable and sustainable revenue.

RegalWorks is executing its business plan via a public company structure.  This structure is expected to provide increased access to capital through the public markets, enabling the Company’s equity to be used as currency for acquisitions, and increased mindshare through public company ‘earned media’ opportunities.

MERGERS AND ACQUISITIONS PLAN

RegalWorks will leverage success in film to expand into related media businesses to establish sustaining revenue, deliver a broad range of media demanded by consumers as media consumption habits continue to evolve, and build a business and financial infrastructure to support our continued expansion. Each new media business will become a subsidiary of RegalWorks and will be launched with a platform acquisition that has historical revenue and, ideally profits. RegalWorks will expand and accelerate the acquired company’s business plan by providing capital and business infrastructure to support their organic growth while generating new, synergistic growth opportunities. This will enable RegalWorks to own a critical mass of clients, the strongest sales and marketing channels to reach them, a valuable customer database, and a comprehensive strategic set of media related products and services that serve both producers and consumers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

MANAGEMENT

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

Results of Operations

RegalWorks independent multi-media business is presented for the two periods ended September 30, 2013. The Company began on March 21, 2013 (date of inception) and formed as a new business entity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

For the period March 21, 2013 (date of inception) through September 30, 2013

During the period March 21, 2013 (date of inception) through September 30, 2013 the Company generated no revenue. Net loss for the period March 21, 2013 (date of inception) through September 30, 2013 was $955,721. The loss for the period March 21, 2013 (date of inception) through September 30, 2013 was primarily attributable to increased administrative expenses, legal and accounting, as well as professional and consulting fees related to our business operations. The Company issued 70,000 shares of common stock, each, to three (3) individuals to extend their services contract with the Company. The S-8 shares at the time of issuance had a market value of $1.01 per share, effectively requiring the Company to recognize $212,100 to extend these agreements. The Company issued additional S-8 shares to two (2) other individuals and recognized consulting expense of $35,350. The Company believes these to be one-time expenses and will not incur these fees on a go-forward basis. These payments were made in the form of S-8 shares as the Company has limited financial resources to pay its consultants or contracted employees.

The Company recognized for the period March 21, 2013 (date of inception) through September 30, 2013, $193,745 in merger related costs, which are payments to accounts payable of the pre-merger company, legal fees, accounting fees and other,. These expenses are considered to be one-time expenses and will not be incurred on a recurring basis. The Company recognized $42,285 in consulting and professional fees for the period March 21, 2013 (date of inception) through September 30, 2013.

The Company recognized for the period March 21, 2013 (date of inception) through September 30, 2013, $20,439 in interest expense. The Company under certain debt arrangements has considerable interest expense associated with original issue discount on the principal. The Company has limited its exposure to these financing instruments and were entered into to fund the initial operations of the Company. The Company will seek less costly and less potentially dilutive financing options in the future.

Three Months Ended September 30, 2013

During the three months ended September 30, 2013 the Company generated no revenues. Net loss for the three months ended September 30, 2013 was $774,861. The loss for the three months ended September 30, 2013 was primarily attributable to increased administrative expenses, legal and accounting, as well as professional and consulting fees related to our business operations. The Company issued 70,000 shares of common stock, each, to three (3) individuals to extend their services contract with the Company. The S-8 shares at the time of issuance had a market value of $1.01 per share, effectively requiring the Company to recognize $212,100 to extend these agreements. The Company issued additional S-8 shares to two (2) other individuals and recognized consulting expense of $35,350. The Company believes these to be one-time expenses and will not incur these fees on a go-forward basis. These payments were made in the form of S-8 shares as the Company has limited financial resources to pay its consultants or contracted employees.

The Company recognized for the three months ended September 30, 2013, $171,745 in merger related costs, which are payments to accounts payable of the pre-merger company, legal fees, accounting fees and other,. These expenses are considered to be one-time expenses and will not be incurred on a recurring basis. The Company recognized $42,285 in consulting and professional fees for the three months ended September 30, 2013 compared.

The Company recognized for the three months ended September 30, 2013, $14,160 in interest expense. The Company under certain debt arrangements has considerable interest expense associated with original issue discount on the principal. The Company has limited its exposure to these financing instruments and were entered into to fund the initial operations of the Company. The Company will seek less costly and less potentially dilutive financing options in the future.

Liquidity and Capital Resources

At September 30, 2013, the Company’s current assets of $1,831, exceeded by its current liabilities of $726,491, provided us with negative working capital of $724,660. The Company at September 30, 2013 had cash on hand of $1,831.

On March 15, 2013 the Company executed a binding Letter of Intent to acquire RegalWorks, Inc. (RWI). The Letter of Intent was amended and extended several times during the period ending September 30, 2013. A Stock Purchase and Reorganization Agreement was entered into on June 27, 2013 and completed on July 15, 2013 the closing date of the transaction. The Company, upon completion of its acquisition of RWI (the transaction), changed its name to RegalWorks Media, Inc. RWI became a wholly owned subsidiary of the Company. The Company is building an integrated media holding company for today’s media entertainment environment. The transaction required the Company to pay or negotiate settlement of all of its outstanding obligations prior to closing, and effect a reverse stock split of the Company’s common stock at a ratio of 25-1. The Company was limited to 70,000,000 shares of common stock issued and outstanding prior to the reverse stock split and the transaction. The transaction took the form of a “reverse acquisition” with the owners of RWI initially controlling 80% of the outstanding stock of the Company in a tax free exchange and with RWI’s management replacing the Company’s officers and directors. The Company issued shares of its common stock and preferred stock in exchange for 100% of the equity interests in RWI. Shares issued to RWI shareholders totaled 11,200,000 shares of common stock and 5,600,000 shares of preferred stock, Series B. The 5,600,000 shares of Series B, convertible preferred stock are currently held in escrow until satisfaction of certain post-closing conditions by the RWI executive team are achieved. As additional consideration for the purchase, RWI paid $35,000 towards the payables of the Company, assumed accounts payable of the Company which then later agreed to convert into original issue discount notes payable totaling $115,000. The Company and its management team are discussing financing strategies for its subsidiary business and have secured additional financing of approximately $70,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company has limited capital resources, as, among other things, the Company is a startup company with a limited operating history. The Company has not generated any revenues for the first nine months of 2013, and may not be able to generate sufficient revenues to become profitable in the future.

Our cash reserves are insufficient to meet our obligations for the next 12-month period. As a result, the Company will need to seek additional funding in order to pursue our business plan. The Company currently does not have a specific plan of how the Company will obtain such funding; however, the Company anticipates that additional funding will be in the form of short-term loans or in the form of equity financing from the sale of our common stock or preferred stock on a best efforts basis. The Company does not have any arrangements in place for either of these financing options.

The Company does not anticipate the need to purchase any equipment in the near future.

The Company believes that based on our operations and the expansion plans of our wholly-owned subsidiary the Company will need to add staffing to our operations as well as to its senior management team.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Dane West, the Company's Principal Executive Officer and Marcia Allen, the Company’s Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the period ended September 30, 2013, the Company employed the services of an outside accountant proficient in financial reporting and technical accounting on an ad-hoc hourly basis. As this person is interim to the hiring of a full time accounting professional and familiarity with the Company's accounting and financial reporting processes, management does not believe that its material weakness has been fully remediated as of September 30, 2013. There were no changes in the Company's internal controls over financial reporting that occurred during the period ended September 30, 2013 that is believed to have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1(A). RISK FACTORS

Not Required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS

A. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Temporary Hardship Exemption

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Extension Presentation Linkbase

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

B. REPORTS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)

Date: November 22, 2013	By:	/s/ Dane B. West
Principal Executive Officer

Date: November 22, 2013	By:	/s/ Marcia Allen
Principal Financial Officer