Form 10-Q/A
period 2013-09-30
RegalWorks Media, Inc.
filed 2013-11-27
CIK 1413862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q /A
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on November 25, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Balance Sheets as of September 30, 2013 and audited Balance Sheets as of December 31, 2012, (ii) the unaudited Statements of Operations for the three months ended September 30, 2013 and for the period from March 21, 2013 (inception) through September 30, 2013, (iii) the unaudited Statements of Cash Flows for the period from March 21, 2013 (inception) through September 30, 2013 and (iv) the unaudited Notes to Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the November 25, 2013 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

ITEM 6. EXHIBITS AND REPORTS

A. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Principal Executive Officer

31.2 *	Certification of Principal Financial Officer

32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 *	Temporary Hardship Exemption

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Extension Presentation Linkbase

* Previously filed.
** Furnished herewith.

B. REPORTS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)

Date: November 27 , 2013	By:	/s/ Dane B. West
Principal Executive Officer

Date: November 27 , 2013	By:	/s/ Marcia Allen
Principal Financial Officer