Form 10-K
period 2013-12-31
RegalWorks Media, Inc.
filed 2014-05-19
CIK 1413862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-52846

RegalWorks Media, Inc.

(Exact name of registrant as specified in its charter)

Nevada	76-0766174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

604 ARIZONA AVENUE SANTA MONICA, CA	90401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
323-373-3515

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ or No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was $2,510,387

The number of outstanding shares of the registrant’s common stock as of May 15, 2014 was 15,408,484.

INCORPORATION BY REFERENCE
 None

RegalWorks Media, Inc.
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2013

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Annual Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (SEC) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

EXPLANATORY NOTE

On July 15, 2013 RegalWorks Media, Inc. (formerly known as AmerElite Solutions, Inc.) completed its reorganization with RegalWorks, Inc. (RWI). On July 3, 2013 RWI changed its name from RegalWorks Media, Inc. to RegalWorks, Inc. in anticipation of the reorganization. In accordance with the terms of the reorganization agreement, RWI (the operating entity) became a wholly owned subsidiary of AmerElite Solutions, Inc., which then changed its name to RegalWorks Media, Inc. The financial statements and other information included herein precede the effective date of the reorganization. As a consequence, the information presented does not include the financial statements for both AmerElite Solutions, Inc. (the registrant or the Company) (incorporated by reference to Form 10-K filed on April 9, 2013) prior to July 15, 2013. For the period post July 15, 2013, it does include the registrant and RegalWorks, Inc. (the operating entity, private company) as of and for the period ended December 31, 2013, along with the necessary intercompany elimination entries combining the two entities.

In this Annual Report on Form 10-K, unless the context requires otherwise, “RegalWorks,” “Company,” “we,” “our,” and “us” means RegalWorks Media, Inc. and its subsidiaries.

PART I

ITEM 1. Business

RegalWorks, Inc. (the subsidiary) as of July 15, 2013 became a wholly owned subsidiary of a publicly traded, independent multimedia studio led by a highly regarded team of media and business executives. The initial focus of the Company is to acquire, produce, distribute, and manage feature films that resonate with broad family audiences worldwide.

Using the extensive industry backgrounds of management, the Company has built a pipeline of film projects in co-production agreements with proven producers. The films will have memorable story lines and characters, employ internationally bankable casts, and are primarily based on successful books, video games, or true stories.  The first five films in the RegalWorks slate have been selected.  A co-production agreement has been executed for its first film, Jake’s Run, and co-production agreements and financing are in process for the remaining four films. All five films are expected to start production in 2014.

Leveraging its early initiatives in feature films and its acquisition of Working Element that is under Letter of Intent and expected to close in June 2014 (see “Mergers and Acquisition Plan” section below), the Company is staking a position at the forefront of the transmedia trend in the entertainment industry.  As a transmedia company, stories will be told across multiple platforms and formats using current digital technologies.  The Company will create content that engages an audience across multiple media platforms (video games, TV, publishing, Internet, mobile, music, etc.) to deliver unique pieces of content on each platform.  These pieces of content will not only be linked together but will be synchronized with each other.  This transmedia approach to media production extends the life of each story with the potential to build a brand and increase profits from multiple revenue streams over a longer period of time.

It should be noted that its comprehensive transmedia studio capability does not include heavy capital expenditures on infrastructure or developing proprietary technology.  Rather, it is an infrastructure of people and services and the integration of proven technologies that is being built gradually as there is business and revenue to support it.  A proprietary framework has been established that matches audiences and resonating content together to better ensure that there is a large, identifiable audience for each film prior to its financing and production.

Initially, the work to manage each media project as it moves toward pre-production will be provided in a combination of a lean management team at RegalWorks supplemented with third party service providers.  Over time, some of the work will move in-house as revenue is generated from an increasing number of projects.

Another important feature of the RegalWorks business plan is that the Company arranges production investments into Special Purpose Vehicles (SPV’s) for each project but does not invest corporate capital. This important funding strategy has several positive aspects.  It limits the amount of corporate capital required to execute the business plan.  In addition, it greatly reduces potential dilution because of the large amount of capital required for media production, particular film production.  Furthermore, this approach reduces certain financial risks associated with production financing.

Therefore, a significant benefit of the RegalWorks business model is that the Company is able to generate sustaining revenue from within the production budget of each media project through the provision of various production services while also receiving an equity interest in each project to benefit from the project’s profits through its roles as a producer.

The Entertainment Industry

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

Motion Pictures

General. According to the Motion Picture Association of America's U.S. Theatrical Market Statistics 2012, domestic box office (which includes the U.S. and Canada) for calendar 2012 was $10.8 billion, up 6% compared to $10.2 billion in calendar 2011, and up 12% from five years ago. Global box office for all films reached $34.7 billion in 2012, up 6% over the 2011 total. The increase was due in large part to international box office of $23.9 billion, up 6% compared to 2011, with growth in the majority of geographic regions. International box office, in U.S. dollars in 2012, was up 32% over five years ago.

Competition. Largely because of industry consolidation, most of the industry is now centered among just a few “major studios,” and “mini-major studios” including such companies as Paramount Pictures, Sony, Twentieth Century Fox, Universal Pictures, Walt Disney Studios and Warner Bros. These studios, all of which are owned by media conglomerates with a variety of operations, have historically produced and distributed the majority of theatrical motion pictures released annually in the U.S.  RegalWorks is positioned to fill the gap between small production companies and the major and mini-major studios as an emerging major independent transmedia company. The Company competes directly with all of these studios.  However, it focuses on films in the $10-30 budget range and operates with a unique business model.  The Company develops projects with a transmedia product development strategy that is based on audience analysis, employs an efficient cost structure that is typical of independent film production, and uses a full range of risk mitigation strategies, including the strategies listed below.

•	As a full-service studio, the Company participates in all aspects of the film business, including production services, marketing, and distribution that are low-risk and generate predictable revenue.

•
Transmedia, product management approach.  The Company matches audiences and products with stories as part of greenlight process to determine the right budget and best long-term, cross-platform product plan.  A product manager is assigned to manage the product lifecycle.  This approach also enables the Company to generate and own multiple revenue streams for each media product.

•
Application of technology to build an audience for each film from the beginning.  Marketing focuses on audience conversion, participation and community.  Rather than simply creating awareness, the Company’s marketing initiatives are focused on proven strategies and systems to drive audiences to action.  In addition, the Company is building a technology platform with the long-term objective to “own” an audience and channels to reach them.

•
Rigorous, multi-phased Greenlight process.  While the RegalWorks team includes expertise in managing film funds and Greenlighting projects, the Company is forming an advisory board of industry experts representing the breadth of production functions to participate in this process.  A detailed financial analysis is conducted as part of this process as well.

•	Actively recruit and attract leading creative talent (writers, directors, and producers).

•	High level of risk management. Low cost structure from disciplines and efficiencies of an independent studio. Structured financing model that increases the pace and amount of recoupment.

•
Films are financed outside the Company in film funds formed and managed by RegalWorks.  Therefore, the risk of each film investment is limited to investors in the particular fund, not RegalWorks.  The Company expects to generate predictable, high margin revenue from fund management fees and production services fees for each film while also maintaining an equity interest in each project.

Product Life Cycle. In general, the economic life of a motion picture consists of its exploitation in theaters and in ancillary markets such as through home entertainment, pay-per-view, VOD, electronic-sell-through (EST), subscription video-on-demand (SVOD), digital rentals, pay television, broadcast television, foreign and other markets. Successful motion pictures may continue to play in theaters for more than three months following their initial release. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels.

International theatrical distribution (outside of the U.S. and Canada) generally follows the same cycle as domestic theatrical distribution. Historically, the international distribution cycle begins a few months after the start of the domestic distribution cycle. However, due, in part, to international box office growth, as well as the increasing sophistication of film piracy operations in international markets, a much higher percentage of films are being released simultaneously to the U.S. and international markets, or even earlier in international markets altogether.

Home Entertainment

Home entertainment distribution involves the marketing, promotion and sale and/or lease of DVDs and Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs and Blu-ray discs to consumers for private viewing, and through a broad range of various digital media platforms. According to The Digital Entertainment Group (DEG), total consumer spending on home entertainment, including on-demand, topped $18 billion for calendar 2012. As in 2011, the industry's highest margin businesses, Blu-ray disc, EST and VOD continued to grow during every quarter of 2012. In 2012, spending on Blu-ray rose nearly 10%, with spending on Blu-ray catalog titles jumping 25% for 2012. Consumers also increasingly purchased their entertainment via EST, as consumer spending on EST climbed 35% in 2012, compared to 2011. Total digital distribution spending, EST and VOD combined, grew 28% for the same period. DEG estimates that total digital spending now accounts for nearly 30% percent of the domestic home video market, up from 19% compared to 2011.

Digital Media

Digital distribution involves delivering content by electronic means to consumer devices including in-home devices (such as connected televisions, Blu-ray players and game consoles) and mobile devices (such as smart phones, tablets, and personal computers). According to DEG, digital distribution contributed materially to the home entertainment sector in calendar 2012, with consumer spending on VOD, EST and SVOD up a combined 28% to $5.1 billion. Specifically, SVOD grew to approximately $2.3 billion for 2012, versus $1.6 billion in calendar 2011, while VOD and broadband EST grew to approximately $2 billion, up 11% for 2012, and approximately $800 million, up 35% for 2012, respectively. Further, EST significantly offset the decline of the entire home entertainment sell-through category in 2012. Without EST, sell-through was down 5% for 2012; with EST, sell-through was down less than 3%, to $9.3 billion.  Indeed, digital growth was sufficient to offset home entertainment packaged declines, resulting in overall stable home entertainment spend during 2012.  Continued growth in digital distribution is expected in the future.

Television Programming

The market for television programming consists of buyers such as broadcast television networks (ABC, CBS, CW, Fox and NBC), pay and basic cable networks (e.g., AMC, EPIX, HBO, MTV, Showtime, Starz, Turner, TV Guide, VH1 and USA) and syndicators of first-run programming (e.g., Debmar-Mercury, Sony Pictures Television, and CBS Television Distribution), which license programs on a station-by-station basis. In addition to these traditional players, there are an increasing number of new distribution platforms including digital media platforms (such as iTunes, Amazon, Microsoft's X-BOX, Sony's PlayStation Network, Netflix, Best Buy/CinemaNow, Hulu, Wal-Mart/Vudu, Barnes & Noble/Nook, MGo, YouTube and others) who acquire original and library programming. This growing marketplace is creating more demand for content and more licensing opportunities for new and existing television programs.

Mergers and Acquisitions Plan

RegalWorks will leverage its initial work in film to build a comprehensive transmedia company.  This will be accelerated through the acquisition of related media businesses that establish sustaining revenue, deliver a broad range of media demanded by consumers as media consumption habits continue to evolve, enhance skills and capabilities, and build a business and financial infrastructure to support our continued expansion.

Each new media business will become a subsidiary of RegalWorks and will be launched with a platform acquisition that has historical revenue and, ideally, profits. RegalWorks will accelerate the acquired company’s business plan by providing capital and business infrastructure to support their current growth while generating new, synergistic growth opportunities. This will enable RegalWorks to own a critical mass of clients, the strongest sales and marketing channels to reach them, a valuable customer database, and a comprehensive strategic set of media related products and services that serve both producers and consumers.

The Company executed a Letter of Intent for its first acquisition, Working Element, on February 4, 2014.  Working Element is a transmedia studio led by President, Darren Thomas.  Working Element has assembled a strong and recognizable Intellectual Property portfolio through partnership agreements with global media companies, including MGM, Random House, and CBS. Among Working Element’s incredible 44-title portfolio is Brian Jacques’ fantasy novel series “Redwall,” which has sold over 30 million copies worldwide, as well as digital and interactive rights to such high-profile brands as “Star Trek” and  “Stargate”.

In 2013 Working Element wrapped development on the first two episodes of “Stargate SG-1: Unleashed.”  Based on MGM’s long running television series “Stargate SG-1,” the episodic adventure game for mobile devices reunites original cast members Richard Dean Anderson, Michael Shanks, Amanda Tapping, and Christopher Judge.  Marketing campaigns for the episodes will begin following the closing of the transaction with RegalWorks.

Employees

As of May 15, 2014, the Company has no direct employees.  The Company is managed by three professional independent contractors who are retained along with our Chief Executive Officer, Mr. West, and our Chief Financial Officer, Ms. Allen.

ITEM 1A. Risk Factors

Certain statements under the headings “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere in this report constitute “forward-looking statements” within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission.

THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. Such forward-looking statements are based on management's beliefs and assumptions regarding information that is currently available, and are made pursuant to the “safe harbor” provisions of the federal securities laws. These forward-looking statements are subject to certain risks and uncertainties. The Company's actual performance and results could differ materially from those expressed in the forward-looking statements due to risks and uncertainties that could materially impact the Company in an adverse fashion and are only predictions of future results, and there can be no assurance that the Company's actual results will not materially differ from those anticipated in these forward-looking statements. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “may,” “future,” and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company has no obligation to publicly update or revise any of the forward-looking statements to reflect events or circumstances that may arise after the date hereof.

As described above, the forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to obtain capital, which is critical to its future existence, and if able to obtain capital it can do so on terms that are advantageous or desirable to current shareholders and/or stakeholders of the Company, the Company's ability to successfully advertise or market its service offerings to a degree necessary for it to drive revenue to a level necessary to reach profitability, the Company's ability to develop and introduce new service offerings; the uncertainty of market acceptance of the Company's service offerings and market penetration; the uncertainties related to the Company's film funding programs; the Company's future reliance on collaborative partners; the Company's future revenues, marketing experience and dependence on other parties; the risks associated with obtaining governmental approval and oversight of the Company's service offerings; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of proprietary information protection and the Company's reliance on such proprietary information; changes in or failure to comply with governmental regulation; the Company's dependence on key employees or independent contractors; and general economic and business conditions and other factors referenced in this report. Accordingly, any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-K, the Company's business should be considered carefully before purchasing any of the securities of the Company. In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in “Risk Factors,” “Business,” and elsewhere in this report.

INHERENT RISKS OF THE MOTION PICTURE BUSINESS

Intense Competition

Due to the intensely competitive nature of the motion picture industry, and the unpredictability of public response, the profit potential of any film is subject to a very high degree of risk. The sales success of a film is dependent, among other things, upon the ability of the Company to secure the services of a well-qualified cast and technical crew, to secure appropriate facilities for principal photography and post-production and to enter into a distribution agreement which will result in favorable promotion and exhibition of its films.  In pursuing these objectives, the Company will be in competition with other individuals and firms engaged in the production of films which may be better capitalized or more experienced, and who may have better relationships with distribution organizations than the Company.  Moreover, the Company may enter into an agreement with a distribution organization which will be in competition with other distribution organizations which may be better financed and more experienced and may have better relationships with advertising and exhibition organizations than the distribution organization selected by the Company.

Prior Film Production Experience

While members of the Company’s Board of Directors and management team have extensive prior film production experience, the Company has not yet received a producer credit for a feature film.  This experience may not be an accurate basis on which to gauge the future success or failure of its films.

RISKS OF THE COMPANY

Limited Operating History

We have a limited operating history upon which an investor can evaluate our potential for future success. We have generated an accumulated deficit of approximately $1.1 million through December 31, 2013. Even though we recently acquired our operating subsidiary, RegalWorks, our continued losses far overcome our business prospects. As a result, there is limited historical financial data upon which an investor can make an evaluation of our performance or make a decision regarding an investment in shares of the Company’s common stock.

Dependence Upon and Need for Additional Financing

The production and Prints and Ads (“P&A”) financing structure proposed by the Company are contingent upon additional financing into SPV’s to be managed by the Company.  Management, in its sole discretion, shall have authority to enter into agreements with third parties for such additional financing.  In addition, management has developed a pipeline of prospective acquisitions to enhance its production services and transmedia capabilities and these acquisitions are contingent upon the Company’s ability to raise capital to complete the purchase. However, there is no assurance that any such financing for these activities can be obtained on terms acceptable to the Company, or at all.

Dilution

While the Company raises capital for its films directly into SPV’s, the capital required for acquisitions and growth initiatives will require the issuance of additional shares of the Company’s stock.  In addition, in the event of a default, approximately 86,000,000 shares of common stock may be exercisable under various convertible notes and other debentures, minimum pricing guarantees and preferred stock of the Company based on various volume weighted average prices, default provision pricing and cross-default conversion prices as of the date of this Report. While the Company does not have the necessary authorized capital to satisfy these conversion features, the holders of the convertible debentures, debt instruments, and our preferred stock have not indicated that they intend to declare default with the Company.

Uncertainty of Market Acceptance

If the Company's motion picture and/or television series is fully developed as contemplated by the Company, the Company believes that it offers tremendous entertainment potential and provides unique alternatives to consumers of entertainment.  However, there can be no assurance that the Company's proposed motion picture and/or television series will attain significant market acceptance.  Market acceptance of a film generally requires substantial effort and time to inform the public through advertising.  There can be no assurance that the Company will achieve significant market acceptance for its proposed film and other media projects.

Attract and retain qualified employees

The Company depends upon our officers and independent contractors to attract clients by, among other things, developing relationships with financial institutions, other media entertainment companies and film-developers, producers, distributors and others. We believe that these relationships will lead to repeat and referral business. The market for skilled executive officers, employees, and media entertainment professionals is highly competitive and historically has experienced a high rate of turnover. In addition, if a key employee or consultant leaves our business there is an increased likelihood that other members of his or her support team will follow. Competition for qualified personnel may lead to increases in hiring and retention costs. If the Company is unable to attract or retain a sufficient number of skilled personnel at manageable costs, the Company will be unable to continue to attract clients and media projects, which will ultimately reduce our revenues.

Level of debt and debt service

Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

•	limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

•	making us more vulnerable to a downturn in our business or the economy generally;

•	subjecting us to the risk of being forced to refinance these amounts when due at higher interest rates; and

•	using a substantial portion of our cash to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures.

Audit by the taxing authorities

We are subject to various federal, state and local taxes in the U.S. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

No payment of dividends

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations. We do not expect to pay cash dividends in the foreseeable future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors.

Public market for our common stock is volatile and limited

Our operating results and stock price have in the past been and will continue to be, subject to fluctuations as a result of a number of factors, including those listed in this section of this report and those we have failed to foresee. Our stock price could be affected by any inability to meet analysts’ expectations, general fluctuations in the stock market or the stocks of companies in our industry. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and has in the past led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

Our common stock is currently quoted on the Other Over-the-counter (OTC) Pink Sheets under the ticker symbol RWMI. The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of new service offerings by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for our services, overall market conditions and other factors may have a significant impact on the market price of our common stock. In addition, in recent years the stock market in general, and the shares of media and entertainment companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from January 1, 2013 to December 31, 2013, the closing price for the shares of the Company's stock on the OTCBB ranged from $4.75 to $0.057. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

Subject to “penny stock” rules of the SEC

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

*	that a broker or dealer approve a person's account for transactions in penny stocks; and
*	that a broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

*	obtain financial information and investment experience objectives of the person; and
*
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

*	sets forth the basis on which the broker or dealer made the suitability determination; and
*	that a broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Rule 144 sales

As of December 31, 2013, the Company had approximately 11,345,540 shares of the Company's outstanding common stock as “restricted securities” which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person who is an affiliate (as that term is described) holding restricted securities for a period of six months may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least six months are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

CONCENTRATED CONTROL RISKS

Collective power to make all major decisions

Presently our management team collectively owns 22.38% of the outstanding common stock as determined in accordance with Rule 14d-3 of the Securities Exchange Act of 1934, as amended (the Act). See, “Security Ownership of Certain Beneficial Owners and Management.” Our management and directors, therefore, have significant voting power in determining major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management and directors will also have significant voting power in the election of our directors and to dictate our policies.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company does not have any long term lease obligations and is currently on a month to month basis with Real Office Center in Santa Monica, CA.

ITEM 3. Legal Proceedings

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at December 31, 2013, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2013, nor for the period since our last report filed with the SEC. Annual meetings of the stockholders have not been held at all since inception. Management of the Company believes that its next annual meeting may be held during 2015. No specific date has been specified for the annual stockholders meeting. Matters to be voted on will be included in a proxy statement to be filed with the SEC and distributed to our stockholders prior to such meeting.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

The Company's common stock is traded publicly and up until April 16, 2014 was quoted on the OTC Bulletin Board under the symbol “RWMI.” Since inception of trading, the Company's common stock has been sporadic and characterized by low volume from time to time. Trading prices have fluctuated, and there can be no assurance that a stable and regular trading market will occur in the future. The table below sets forth the high and low bid prices for the Company's common stock for each quarterly period since our last annual report filed with the SEC. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Year ended December 31, 2013
First quarter	$4.75	$2.75
Second quarter	3.00	1.75
Third quarter	1.01	0.06
Fourth quarter	0.20	0.12

On May 9, 2014, the last reported sales price of our common stock was $0.061 on 150 shares. As of May 15, 2014, there were approximately 114 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws and other factors as the Board of Directors, in its discretion, deems relevant.

Recent Sales of Unregistered Securities

During the year ended December 31, 2013 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

During the year ended December 31, 2013 we issued a total of 11,200,000 shares of common stock as payment for 100% of the equity ownership of RegalWorks, Inc. a private company. The Company valued the shares at the price paid for by the equity owners of RegalWorks, Inc. The transaction qualified as a tax free exchange. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2013 we issued a total of 2,032,672 shares of common stock as payment for four convertible notes payable and accrued interest of $255,083. The Company valued the shares at a price of $0.125 per share which was determined to be fair market value and the underlying conversion price of the convertible notes. We relied on Section 4(2) of the Securities Act.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock or preferred stock.

ITEM 6. Selected Financial Data

Not applicable for small issuers.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RegalWorks, Inc. (the subsidiary) as of July 15, 2013 became a wholly owned subsidiary of a publicly traded, independent multimedia studio led by a highly regarded team of media and business executives. The initial focus of the Company is to acquire, produce, distribute, and manage feature films that resonate with broad family audiences worldwide.

Using the extensive industry backgrounds of management, the Company has built a pipeline of film projects in co-production agreements with proven producers. The films will have memorable story lines and characters, employ internationally bankable casts, and are primarily based on successful books, video games, or true stories.  The first five films in the RegalWorks slate have been selected.  A co-production agreement has been executed for its first film, Jake’s Run, and co-production agreements and financing are in process for the remaining four films. All five films are expected to start production in 2014.

Leveraging its early initiatives in feature films and its acquisition of Working Element that is under Letter of Intent and expected to close in June 2014 (see “Mergers and Acquisition Plan” section below), the Company is staking a position at the forefront of the transmedia trend in the entertainment industry.  As a transmedia company, stories will be told across multiple platforms and formats using current digital technologies.  The Company will create content that engages an audience across multiple media platforms (video games, TV, publishing, Internet, mobile, music, etc.) to deliver unique pieces of content on each platform.  These pieces of content will not only be linked together but will be synchronized with each other.  This transmedia approach to media production extends the life of each story with the potential to build a brand and increase profits from multiple revenue streams over a longer period of time.

It should be noted that its comprehensive transmedia studio capability does not include heavy capital expenditures on infrastructure or developing proprietary technology.  Rather, it is an infrastructure of people and services and the integration of proven technologies that is being built gradually as there is business and revenue to support it.  A proprietary framework has been established that matches audiences and resonating content together to better ensure that there is a large, identifiable audience for each film prior to its financing and production.

Initially, the work to manage each media project as it moves toward pre-production will be provided in a combination of a lean management team at RegalWorks supplemented with third party service providers.  Over time, some of the work will move in-house as revenue is generated from an increasing number of projects.

Another important feature of the RegalWorks business plan is that the Company arranges production investments into Special Purpose Vehicles for each project but does not invest corporate capital. This important funding strategy has several positive aspects.  It limits the amount of corporate capital required to execute the business plan.  In addition, it greatly reduces potential dilution because of the large amount of capital required for media production, particular film production.  Furthermore, this approach reduces certain financial risks associated with production financing.

Therefore, a significant benefit of the RegalWorks business model is that the Company generates sustaining revenue from within the production budget of each media project through the provision of various production services while also receiving an equity interest in each project to benefit from the project’s profits through its roles as a producer.

Studio Business Plan

RegalWorks is positioned to fill the gap between small production companies and the major and mini-major studios as an emerging major independent studio. Though the Company competes directly with both small production companies and the major and mini-major studios, it focuses on films in the $10-30 budget range and operates with a unique business model.  The Company develops projects with a transmedia product development strategy that is based on audience analysis, employs an efficient cost structure that is typical of independent film production, and uses a full range of risk mitigation strategies, including the strategies listed below.

•	As a full-service studio, the Company participates in all aspects of the film business, including production services, marketing, and distribution that are low-risk and generate predictable revenue.

•
Transmedia, product management approach.  The Company matches audiences and products with stories as part of greenlight process to determine the right budget and best long-term, cross-platform product plan.  A product manager is assigned to manage the product lifecycle.  This approach also enables the Company to generate and own multiple revenue streams for each media product.

•
Application of technology to build an audience for each film from the beginning.  Marketing focuses on audience conversion, participation and community.  Rather than simply creating awareness, the Company’s marketing initiatives are focused on proven strategies and systems to drive audiences to action.  In addition, the Company is building a technology platform with the long-term objective to “own” an audience and channels to reach them.

•
Rigorous, multi-phased Greenlight process.  While the RegalWorks team includes expertise in managing film funds and Greenlighting projects, the Company is forming an advisory board of industry experts representing the breadth of production functions to participate in this process.  A detailed financial analysis is conducted as part of this process as well.

•	Actively recruit and attract leading creative talent (writers, directors, and producers).

•	High level of risk management. Low cost structure from disciplines and efficiencies of an independent studio. Structured financing model that increases the pace and amount of recoupment.

•
Films are financed outside the Company in film funds formed and managed by RegalWorks.  Therefore, the risk of each film investment is limited to investors in the particular fund, not RegalWorks.  The Company expects to generate predictable, high margin revenue from fund management fees and production services fees for each film while also maintaining an equity interest in each project.

Mergers and Acquisitions Plan

RegalWorks will leverage its initial work in film to build a comprehensive transmedia company.  This will be accelerated through the acquisition of related media businesses that establish sustaining revenue, deliver a broad range of media demanded by consumers as media consumption habits continue to evolve, enhance skills and capabilities, and build a business and financial infrastructure to support our continued expansion.

Each new media business will become a subsidiary of RegalWorks and will be launched with a platform acquisition that has historical revenue and, ideally, profits. RegalWorks will accelerate the acquired company’s business plan by providing capital and business infrastructure to support their current growth while generating new, synergistic growth opportunities. This will enable RegalWorks to own a critical mass of clients, the strongest sales and marketing channels to reach them, a valuable customer database, and a comprehensive strategic set of media related products and services that serve both producers and consumers.

The Company executed a Letter of Intent for its first acquisition, Working Element, on February 4, 2014.  Working Element is a transmedia studio led by President, Darren Thomas.  Working Element has assembled a strong and recognizable Intellectual Property portfolio through partnership agreements with global media companies, including MGM, Random House, and CBS. Among Working Element’s incredible 44-title portfolio is Brian Jacques’ fantasy novel series “Redwall,” which has sold over 30 million copies worldwide, as well as digital and interactive rights to such high-profile brands as “Star Trek” and  “Stargate”.

In 2013 Working Element wrapped development on the first two episodes of “Stargate SG-1: Unleashed.”  Based on MGM’s long running television series “Stargate SG-1,” the episodic adventure game for mobile devices reunites original cast members Richard Dean Anderson, Michael Shanks, Amanda Tapping, and Christopher Judge.  Marketing campaigns for the episodes will begin following the closing of the transaction with RegalWorks.

RESULTS OF OPERATIONS

RegalWorks independent multi-media business is presented for the period ended December 31, 2013. The Company as RegalWorks, the independent multi-media business, began on March 21, 2013 (date of inception) and formed as a new business entity with little operating history.  Therefore, there is no comparison with prior year results.

Year Ended December 31, 2013 Results

During the year ended December 31, 2013 the Company generated no revenues. Net loss for the year ended December 31, 2013 was $1,129,398. The loss for the year ended December 31, 2013 was primarily attributable to administrative expenses, legal and accounting, as well as officer compensation and consulting fees related to our business operations. The Company issued 210,000 shares of common stock, to three (3) individuals to extend their independent services agreements (ISA) with the Company. S-8 shares at the time of issuance had a market value of $1.01 per share, requiring the Company to recognize $212,100 to extend the ISA’s. The Company required no withholding taxes on the S-8 issuances and received assurances from the recipients to pay their share of federal and state taxes on the shares. The Company issued additional S-8 shares to two (2) individuals and recognized consulting expense of $35,350. Again the Company required no withholding taxes on the S-8 issuances. The Company believes these to be one-time expenses. Payments made in the form of S-8 shares are necessary as the Company has limited financial resources to pay its consultants or contracted employees. The Company for the year ended December 31, 2013 recognized $709,859 in compensation expense for its two officers and three independent contractors who perform services as contracted employees under ISA’s.

The Company recognized for the year ended December 31, 2013, $80,745 in merger related costs, which consists of payments for accounts payable of the pre-merger company, legal and accounting fees and other. These are considered to be one-time expenses. The Company recognized $48,850 in consulting and other professional fees for the year ended December 31, 2013.

The Company recognized for the year ended December 31, 2013, $268,018 in interest expense. Under certain debt arrangements has the Company considerable interest expense associated with original issue discount notes. The Company limited its exposure to these financing instruments and entered into only to fund its initial operations. The Company will seek less costly and potentially dilutive financing options in the future.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, the Company’s current assets of $91, exceeded by its current liabilities of $1,020,696, provided us with negative working capital of $1,020,605. The Company at December 31, 2013 had cash on hand of $91.

On March 15, 2013 the Company executed a binding Letter of Intent to acquire RegalWorks, Inc. (RWI). The Letter of Intent was amended and extended several times during the period ending December 31, 2013. A Stock Purchase and Reorganization Agreement was entered into on June 27, 2013 and completed on July 15, 2013 the closing date of the transaction. The Company, upon completion of its acquisition of RWI (the transaction), changed its name to RegalWorks Media, Inc.  RWI became a wholly owned subsidiary of the Company. The Company is building an integrated media holding company for today’s media entertainment environment. The transaction required the Company to pay or negotiate settlement of all of its outstanding obligations prior to closing, and effect a reverse stock split of the Company’s common stock at a ratio of 25-1. The Company was limited to 70,000,000 shares of common stock issued and outstanding prior to the reverse stock split and the transaction. The transaction took the form of a “reverse acquisition” with the owners of RWI initially controlling 80% of the outstanding stock of the Company in a tax-free exchange and with RWI’s management replacing the Company’s officers and directors. The Company issued shares of its common stock and preferred stock in exchange for 100% of the equity interests in RWI. Shares issued to RWI shareholders totaled 11,200,000 shares of common stock and 5,600,000 shares of preferred stock, Series B. The 5,600,000 shares of Series B convertible preferred stock are currently held in escrow until satisfaction of certain post-closing conditions by the RWI executive team are achieved. As additional consideration for the purchase, RWI paid $35,000 towards payables of the Company, assumed accounts payable of the Company who agreed to convert into original issue discount notes. The Company is discussing various financing strategies for its business operations. Subsequent to year-end and through the date of this Report the Company has secured additional financing of $170,000.

The Company has limited capital resources, as, among other things, the Company is a startup company with a limited operating history. The Company did not generate any revenues for the year ended December 31, 2013, and may not be able to generate sufficient revenues to become profitable any time soon.

Our cash reserves are insufficient to meet our obligations for the next 12-month period. As a result, the Company will need to seek additional funding in order to pursue its business plan. The Company has recently engaged a financial advisory firm to lead a $1.5 million private placement structured as an equity investment.  A follow-on debt offering is being considered as well.

The Company does not anticipate the need to purchase any equipment in the near future.

The Company believes that based on its operations and the expansion plans of its wholly owned subsidiary it will need to add staffing to its operations as well as to its senior management team.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years	All Other
Long-term debt	$550,480	$550,480	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-	-
Operating lease obligations	-	-	-	-	-	-
Total	$550,480	$550,480	$-	$-	$-	$-

CRITICAL ACCOUNTING POLICIES

Use of estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could materially differ from those estimates.  Significant estimates include the realization of receivables, the method of depreciation and useful lives assigned to fixed assets, and the revenue to be recognized from services performed.

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

Fair Value of Financial Assets and Liabilities - Fair value is defined under GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the primary or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. GAAP establishes a fair value hierarchy requiring an entity to maximize use of observable inputs and minimize use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Revenues - The Company recognizes revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee arrangement is fixed or determinable; and

•	Collectability is reasonably assured.

The Company’s revenue is comprised of contractual agreements that are subject to multiple deliverables in the media/film entertainment industry.

The Company’s revenues may be subject to seasonal fluctuation. The Company operates in an industry where many of its clients or customers will be subject to seasonal as well global market fluctuations. As such, monthly revenues during the periods of non-holiday months may be lower than the remainder of the year.

Earnings (Loss) per Share - Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year or period presented. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year or period presented. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items.

Income Taxes - Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year for deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income taxes. We recorded a provision for state income taxes of $1,600, which is the minimum state franchise tax for both our parent company and our wholly owned subsidiary.

At December 31, 2013 the Company had net operating loss carry-forwards of approximately $1.2 million that begins to expire in 2033. A deferred tax asset of approximately $0.5 million created by the net operating loss has been offset by a valuation allowance equal to the deferred tax asset.

Stock Based Compensation - The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on fair value of the instrument issued and those issued to non-employees are recorded based on the value of consideration received or fair value of the equity instrument, whichever is more reliably measurable.

Advertising - The Company follows the policy of charging costs of advertising to expense as incurred. The Company incurred no advertising costs during the period ending December 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on the recent accounting pronouncements impacting our business, see Note 1 in our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting company disclosures under new Article 8 Regulation S-X.

ITEM 8. Financial Statements and Supplementary Data

PLS CPA, A PROFESSIONAL CORP.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

RegalWorks Media, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of RegalWorks Media, Inc. (formerly AmerElite Solutions,, Inc.) and subsidiary, (A Development Stage “Company”) as of December 31, 2013, the related consolidated statements of operation, changes in shareholders’ equity and cash flow for the period from March 21, 2013 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RegalWorks Media, Inc. and subsidiary as of December 31, 2013, the result of its consolidated operation and its cash flow for the period from March 21, 2013 (inception) to December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA
____________________

PLS CPA, A Professional Corp.

May 19, 2014

San Diego, CA. 92111

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

December 31,
2013

ASSETS

Current Assets:
Cash	$91

Total Current Assets	91

Other Assets:
Deposits	-

Total Assets	$91

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$136,313
Overdraft – Bank Account	105
Accrued Salaries and Other Compensation	329,212
Accrued Interest Payable	4,586
Notes Payable	60,000
Original Issue Discount Notes	490,480

Total Current Liabilities	1,020,696

Total Liabilities	1,020,696

Stockholders' Equity (Deficit):

Preferred Stock, par value $0.001 per share; authorized
10,000,000, issued and outstanding none	-
Common Stock, par value $0.001 per share
authorized 100,000,000, issued and
outstanding 14,390,540	14,391
Additional Paid-in Capital	94,402
Accumulated Deficit during Development Stage	(1,129,398)

Total Stockholders' Equity (Deficit)	(1,020,605)

Total Liabilities and Stockholders' Equity (Deficit)	$91

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	March 21, 2013
	Ended	(inception) through
	December 31,	December 31,
	2013	2013

Revenue	$-	$-

Total Revenue	-	-

Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Compensation Expense	709,859	709,859
General and Administrative	20,276	20,275
Consulting and Professional	48.850	48.850
Merger Costs and Expenses	80,745	80,745
	859,730	859,730

(Loss) from Operations	(859,730)	(859,730)

Other Income/(Expense)
Other Income	-	-
Interest Expense	(268,018)	(268,018)

Total Other Income/(Expense)	(268,018)	(268,018)

Net Income/(Loss) Before Income Taxes	(1,127,748)	(1,127,748)
Income Tax Expense	(1,650)	(1,650)

Net Income(Loss)	$(1,129,398)	$(1,129,398)

Basic (Loss) per Share	$(0.11)	$(0.11)

Weighted Average Number of Common Shares	10,186,828	10,186,828

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

	Common Stock	Common Stock	Preferred Stock	Preferred Stock	Additional Paid In	Deficit Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	During Development Stage

Balance, March 21, 2013	-	$-	-	$-	$-	$-	$-

Shares issued in exchange of intangible assets and liabilities (Topic 5G) (March 21, 2013)	4,580,000	4,580	-	-	(4,580)	-	-

Shares issued as payment for services performed	6,620,000	6,620	-	-	26,480	-	33,100

Reverse Merger Transaction – Elimination of Accumulated Deficit (July 15, 2013)	-	-	-	-	(171,757)	-	(171,757)

Reverse Merger Transaction – previously issued AmerElite Solutions, Inc. shares (25 for 1 reverse stock split) (July 15, 2013)	912,868	913	-	-	(913)	-	-

Reverse Merger Transaction -Issuance of Shares for Debt and Accrued Interest (August 13, 2013)	2,032,672	2,033	-	-	(2,033)	-	-

Issuance of S-8 Shares for Services (September 13, 2013)	245,000	245	-	-	247,205	-	247,450

(Loss) from Operations	-	-	-	-	-	(1,129,398)	(1,129,398)

Balance, December 31, 2013	14,390,540	$14,391	-	$-	$94,402	$(1,129,398)	$(1,020,605)

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

March 21, 2013
(inception through
December 31,
2013)
Operating Activities:
Net Loss	$(1,129,398)
Adjustments to reconcile Net Loss:
Stock Issued for Services	280,550
Stock Issued for Interest Accrual	18,193
Original Issue Discount Interest Accrual	127,790
Merger Related Costs Paid in Cash	65,000
Changes in Operating Assets and Liabilities
Increase/(Decrease) in Accounts Payable	116,313
Increase/(Decrease) in Accrued Salaries and Other Compensation	329,212
Increase/(Decrease) in Accrued Liabilities	4,586

Net Cash (Used) by Operating Activities	(187,754)

Net Cash (Used) by Investment Activities	-

Financing Activities:
Proceeds from Loans	187,740
Overdraft – Bank Account	105

Net Cash Provided by Financing Activities	187,845

Net Increase/(Decrease) in Cash	91

Cash, Beginning of Period	-

Cash, End of Period	$91

Supplemental Information:
Interest Paid	$-
Income Taxes Paid	$50

Significant Non-Cash Transactions:
Stock Issued as Debt Conversion	$230,000
Notes Issued for Accounts Payable	$117,500

The accompanying notes are an integral part of these statements

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

RegalWorks Media, Inc. (f/k/a AmerElite Solutions, Inc.) (the “Company”) was incorporated in the state of Nevada July 26, 1994 as ABC Home Care Specialists, Inc., and on May 18, 2005 changed its name to AmerElite Solutions, Inc. As of December 31, 2013 the Company is primarily engaged in one business segment. On June 27, 2013 the Company entered into an agreement to acquire all of the outstanding shares of RegalWorks, Inc. a Nevada corporation (RWI). On July 15, 2013 the Company completed its reorganization with RWI, which changed its name from RegalWorks Media to RegalWorks. RWI became a wholly owned subsidiary and the Company name was changed from AmerElite Solutions, Inc. to RegalWorks Media, Inc. to reflect our revised business operations.

Our wholly owned subsidiary, RegalWorks, Inc. acquired the assets of RWI through a reverse merger. The Company, through its wholly owned subsidiary is an early stage independent film studio led by a highly regarded team of media and business executives.  The Company, through its wholly-owned subsidiary offers production quality worthy of wide theatrical release, making a substantive contribution to the landscape of family films with compelling, inspirational stories geared towards broad family audiences, leading producers and directors to produce buzz-worthy family films with memorable story lines and characters.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of and Basis of Presentation - The Company’s business is comprised of certain business assets contributed by majority shareholder and chief executive officer, Dane B. West, along with RegalWorks Media, LLC (the LLC), in exchange for certain shares of the Company. These assets have a cost basis of $0, the transferors cost basis in accordance with SEC Regulation S-X, Staff Accounting Bulletins - Topic 5-G, “Transfers of Nonmonetary Assets by Promoters or Shareholders” (Topic 5-G). Topic 5-G requires that assets purchased in exchange for stock in whole or part from a shareholder should be recorded at the shareholder's historical cost basis. The LLC and/or Mr. West’s historical cost basis is $0, even though management believes fair market value of these assets to be in excess of $30,000 negotiated in an arm’s length transaction.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).

Use of estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could materially differ from those estimates.  Significant estimates include the realization of receivables, the method of depreciation and useful lives assigned to fixed assets, and the revenue to be recognized from services performed.

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

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Fair Value of Financial Assets and Liabilities - Fair value is defined under GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the primary or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. GAAP establishes a fair value hierarchy requiring an entity to maximize use of observable inputs and minimize use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Revenues - The Company recognizes revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee arrangement is fixed or determinable; and

•	Collectability is reasonably assured.

The Company’s revenue is comprised of contractual agreements that are subject to multiple deliverables in the media/film entertainment industry.

The Company’s revenues may be subject to seasonal fluctuation. The Company operates in an industry where many of its clients or customers will be subject to seasonal as well global market fluctuations. As such, monthly revenues during the periods of non-holiday months may be lower than the remainder of the year.

Earnings (Loss) per Share - Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year or period presented. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year or period presented. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items.

Income Taxes - Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year for deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

No provision was made for Federal income taxes. We recorded a provision for state income taxes of $1,600, which is the minimum state franchise tax for both our parent company and our wholly owned subsidiary.

At December 31, 2013 the Company had net operating loss carry-forwards of approximately $1.2 million that begins to expire in 2033. A deferred tax asset of approximately $0.5 million created by the net operating loss has been offset by a valuation allowance equal to the deferred tax asset.

Stock Based Compensation - The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on fair value of the instrument issued and those issued to non-employees are recorded based on the value of consideration received or fair value of the equity instrument, whichever is more reliably measurable.

Advertising - The Company follows the policy of charging costs of advertising to expense as incurred. The Company incurred no advertising costs during the period ending December 31, 2013.

NOTE 3 - GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit. In all likelihood the Company will incur significant expenses in connection with its media and entertainment development efforts along with increasing overhead expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management is actively seeking to raise additional capital through the sale of equity securities, offerings of debt securities, and borrowings from financial institutions or other resources.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:
December 31, 2013
Note payable to an individual, a shareholder of the Company – related party, interest at 10.0% per annum, no monthly payments, matures on April 1, 2014 (extended to June 30, 2014), convertible into common stock of the Company at a price of $0.50 per share (changed to $0.07 per share)	$60,000

The Company entered into a 10% convertible note with a related party on March 11, 2013 (March 2013 Note). The March 2013 Note was received in two tranches combined into one note agreement. The March 2013 Note was assumed by the Company from the original debtor that was the LLC. The holder of the March 2013 Note may voluntary convert upon notice of prepayment by the Company or may convert at their option. The Company must maintain a reserve of shares issuable upon conversion until the March 2013 Note is repaid in full. The Company believes that it maintains the necessary reserve. In the case of default the Company must remedy the default by adjusting the interest rate of the note to 15% per annum, reducing the conversion rate to the lesser of $0.25 per share or a discount to the twenty (20) day volume weighted average price (20-day VWAP) of 20% prior to the default or the date the holder of the March 2013 Note notices conversion. The March 2013 Note is secured by a personal guarantee from the Company’s CEO and President and certain real estate that the Mr. West owns in West Virginia. The real estate was contemplated to be sold prior to December 31, 2013 with which it was not. The Company entered into an amendment to the 10% convertible note agreement (Second Amended March 2013 Note) on March 31, 2014. The second amendment extends maturity, changes the conversion price and provides for 10% fee as incentive for extending.

During the year ended December 31, 2012 the Company converted $230,000 in accounts payable into a demand note paying interest at 2% per annum. The Company recognized no beneficial conversion feature expense associated with this note. The demand note payable contained the right to convert into common stock at $0.125 per share (which expired on September 12, 2013), or 1,840,000 shares of common stock. Conversion price associated with the demand note was considered to be at or above fair market value. On September 15, 2013 the holders informed the Company of their intent to convert the principal and interest due at that time into common shares. The holders as a group received 2,032,672 shares of common stock of the Company. In satisfaction the Company recognized $24,084 in interest expense as well as extinguishment of $230,000 in debt.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 5 – ORIGINAL ISSUE DISCOUNT NOTES

Original issue discounts notes consist of the following:
December 31, 2013
Notes payable to three (3) individuals, three (3) limited liability companies and one professional law corporation, original issue discount of 50%, interest accrued as of December 31, 2013 was $245,240, no monthly payments, matured on December 31, 2013 (extended to June 24, 2014), convertible into common stock of the Company at a price of $0.25 per share (changed to $0.07 per share), collateralized (pari passu basis between holders) by Mr. West’s equity ownership in the case of default along with a default conversion price per share reduction to $0.01	$245,240
Original issue discount interest on notes – 100%	245,240
Total	$490,480

The Company entered into several Original Issue Discount (OID Notes) notes payable totaling $245,240. Of this amount $117,500 was recognized through the assumption of various payables due and owing by AmerElite, the predecessor parent company. As part of the Stock Purchase and Reorganization Agreement (the SPA) RWI assumed and converted accounts payable, notes payable, along with various cash payments through escrow. The OID Notes were negotiated with a significant discount requiring repayment of $2.00 for each dollar borrowed or assumed. OID Notes are collateralized (pari passu) by Mr. West’s shares. Upon default the collateralized shares are transferred pro-rata amongst the holders, default conversion reduces to $0.01 per share.  Based upon a default a change in control would occur. OID Note holders through several extensions subsequent to year-end modified the conversion price and other aspects to the original agreements (see Note 10 – Subsequent Events). OID Note holders based on the original terms of the agreements and with a maturity of December 31, 2013 would have had the option to convert their principal and interest into 1,961,920 shares of common stock of the Company. Based on the first extension and amendment agreement (First Extension OID Notes) to the OID Notes, the OID Note holders had their conversion price reduced to $0.10 per share, bonus shares as inducement to extend the maturity date to January 31, 2014 along with several covenants specific to the OID Notes the holders would have been able to convert into 4,904,800 shares of common stock of the Company. There was no beneficial conversion feature as fair value of the Company’s common stock was lower than the conversion price of the financial instrument.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock both having a $0.001 par value. On July 15, 2013, the Company completed its reorganization with RWI, which resulted in the issuance of 11,200,000 shares of common stock, the authorization and issuance of 5,600,000 shares of preferred stock. The preferred stock held in escrow pending the successful completion of certain milestones. The Company acquired 100% of the issued and outstanding shares of RegalWorks, Inc. a Nevada corporation, which became a wholly owned subsidiary. Along with reorganization the Company completed a 25-1 reverse stock split of its equity that resulted in 25 shares exchanged for each share of the post-reorganized equity.

The Company through its wholly owned subsidiary issued 4,580,000 shares of common stock to RWI founder, chief executive officer and president for various intangible assets, liabilities and contractual obligations acquired. Pursuant to Topic 5-G the Company recorded these assets at the transferor’s basis, which was $0. Following formation of RWI, the Company through its wholly owned subsidiary issued 6,620,000 shares of common stock to nineteen consultants for services provided. The Company recognized $33,100 in consulting or compensation expense.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The Company during the year ended December 31, 2013 filed an equity incentive compensation plan on Form S-8 with the Securities and Exchange Commission. The Company issued 245,000 shares of S-8 stock to five individuals for $247,450 in consulting or compensation expense that was the value of the shares on the date of issuance as per GAAP and the IRS rules and interpretation of S-8 issuances. During the year ended December 31, 2013 we converted $230,000 in demand notes payable along with accrued interest into 2,032,672 shares of common stock. These shares were issued with a restrictive legend.

At December 31, 2013, there were 14,390,540 shares of common stock issued and outstanding (see Note 10 – Subsequent Events for additional shares issued for services and/or investment).

NOTE 7 – REVERSE MERGER TRANSACTION AND REORGANIZATION

On July 15, 2013 (the Closing Date), the Company completed its acquisition of all of the issued and outstanding shares of equity of Regal Works, Inc., a newly formed Nevada corporation (the Seller). Pursuant to the terms of the Stock Purchase and Reorganization Agreement between the Company and Seller dated May 7, 2013, (the Stock Purchase Agreement) filed on Form 8-K, May 14, 2013 the Company upon closing was to have no more than 70,000,000 common shares (pre-reverse stock split) issued and outstanding along with the satisfaction of certain debt instruments (see Note 4 – Notes Payable), which resulted in approximately 2,800,000 common shares being issued and outstanding after the reverse stock split. The Agreement outlined the plan to issue 11,200,000 post-reverse split common shares to acquire the Seller in a tax free reorganization, for a total of 14,000,000 common shares issued and outstanding post reverse stock split and merger.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of the Seller in exchange for an initial 80% dilution of the issued and outstanding shares of the Company as of the Closing Date, with release of certain escrowed shares of the Company upon achieving certain performance objectives as set out in the Stock Purchase Agreement.

As part of the closing, certain debts of the Company were satisfied by the issuance of approximately 46,000,000 shares of the Company’s common stock. All such shares were “restricted securities” as such term is defined by the Securities Act of 1933, as amended. Other debts and liabilities were assumed by the Seller as part of the transaction and new debt instruments were entered into by and between the Sellers and the holders of the debt and/or accounts payable (see Note 5 – Original Issue Discount Notes).

As consideration for the shares of common stock of the Seller, the Company paid an aggregate purchase price consisting of 11,200,000 shares of common stock, $.001 par value and 5,600,000 shares of Series B preferred stock. Reflecting the 25-1 reverse stock split the Company had a total of 14,000,000 shares of common stock issued and outstanding, a contingent issuance of 5,600,000 shares of preferred stock convertible into 11.200,000 shares of common stock, and a change in control of both management and the Board of Directors of the Company.

On July 15, 2013, the Company completed the acquisition of RWI. Pursuant to the terms of the Stock Purchase Agreement RWI became a wholly owned subsidiary of AmerElite Solutions, Inc., which changed its name on July 3, 2013 to RegalWorks Media, Inc. The wholly owned subsidiary (the operating entity) simultaneously changed its name to RegalWorks, Inc. At the closing of the acquisition, the RWI shareholders received 1,000 shares of common stock and 500 shares of preferred stock for each share of the Company common stock held by them. AmerElite on July 3, 2013 effected a 25 for 1 reverse stock split of both its common and preferred equity, along with an increase of its authorized capital. The Company’s shareholders initially own an 80% equity interest and pursuant to certain milestones may have released from escrow preferred stock increasing that ownership to 90%.

As part of the consideration paid by AmerElite to the shareholders of the Seller a Series B class of preferred stock was established and reserved (Series B Preferred Stock). 5,600,000 shares were authorized to be issued. Series B Preferred Stock is entitled to two votes per share (the “Escrowed Preferred Shares”) and convertible into two shares of common stock of the Company. The Escrowed Preferred Shares are held until the following conditions have been met for as full payment.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

(iv) In the event the publicly traded company does not achieve any one of the following actions set to expire 180 days from the closing an adjustment shall be made by the publicly traded company to the number of shares held by the pre-reverse acquisition shareholder base as identified in paragraph (c) above - (x) the aforementioned 2,800,000 shares of common stock held by the pre-reverse acquisition shareholders collectively hold shares that have a market value that is greater than or equal to $1.4 million based upon a 20-day VWAP during that 180 days; or (xx) the post-closing publicly traded company completes a capital raise or financing of $1 million or more within 60 days from the closing date; or (xxx) the post-closing publicly traded company completes a capital raise or financing or completes an acquisition with a value more than $2 million. If neither (x), (xx) or (xxx) are achieved then the publicly traded company shall compensate the pre-RWMI publicly traded company shareholders the delta between $1.4 million and the market value as determined by the 20-day VWAP of publicly traded company’s common stock 180 days from the closing date (which was July 15, 2013).

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Based upon the above the Company had not achieved the minimum pricing guarantee for the pre-RWMI publicly traded company shareholders. Based on the 20-day VWAP formula as outlined in the Stock Purchase Agreement the Company may be required to issue an additional $1,400,000 worth of shares of common stock (less the value of the common stock held by the holders in the aggregate) to the pre-RWMI publicly traded company shareholders. Subsequent to year end the Company received an extension of the minimum pricing guarantee from a committee consisting of former officer and director Robert L. Knapp, James L. Knapp, Mr. Knapp’s father and control shareholder of Ameritech International an affiliate of the Company due to ownership limitations, and Courtney Knapp, sister of Mr. Knapp. The Company negotiated an extension to the minimum pricing guarantee to June 15, 2014, which at the date of this Report the Company has not achieved a satisfactory 20-day VWAP.

NOTE 8 – RELATED PARTY TRANSACTIONS

On March 21, 2013, the Company through its acquisition of RWI assumed various liabilities and contractual obligations. Obligations assumed by the Company, include services pursuant to a verbal employment agreement. As of December 31, 2013 the Company owed approximately $123,912 in accrued wages to Mr. West. The Company recognized $180,000 in compensation expense for the period March 21, 2013 (date of inception) through December 31, 2013. As part of the capital contribution, the Company assumed $40,500 in unpaid compensation due to Mr. West. Mr. West is the managing member of the LLC that continues to provide services to the media entertainment industry that may be in direct competition to the Company. Mr. West is the beneficial owner of 3,835,000 shares of common stock and acquired in the transaction (see Note 6 - Stockholder’s Equity (Deficit)). For the period ended December 31, 2013 the Company Mr. West received $56,088 in compensation for which Mr. West has indemnified the Company for any liability that may arise for the underpayment of taxes on that compensation or the lack of withholding. Through the date of this Report (April 17, 2014) Mr. West received approximately $87,000 in compensation for which no payroll taxes or backup withholding has been made. If payroll taxes and/or backup withholding requirements are assessed by both the federal government and the state taxing authorities the Company may be liable for tax withholding and penalties that may exceed an additional 33% of the amount paid to Mr. West. Though a comprehensive employment agreement has not been executed, on May 5, 2014, the Board of Directors formally approved the cash compensation of $15,000 per month for Mr. West for his executive officer services.

On June 11, 2013 the Company entered into an Interim Services Agreement (ISA) with Kenneth Herfurth. Mr. Herfurth is a shareholder from the initial formation of RWI as well as being a note holder in the amount of $60,000 (see Note 4 - Notes Payable). Mr. Herfurth’s stock ownership along with the beneficial ownership from his note payable denotes Mr. Herfurth a related party. Mr. Herfurth received 1,000,000 shares of common stock as a founder in exchange for services valued at $5,000. Mr. Herfurth’s ISA generally provides for services of 90 days in length. Under Mr. Herfurth’s initial ISA the Company was to pay $30,000 in cash and/or S-8 stock for the term. For the period ended December 31, 2013 the Company issued 70,000 shares of S-8 stock as ISA incentive, recognized compensation expense for ISA services through December 31, 2013 of $52,500 and $70,700 in compensation for total ISA expense of $123,200. As of December 31, 2013 Mr. Herfurth is owed $52,500 in accrued compensation. The Company amended its ISA with Mr. Herfurth through June 30, 2014. Mr. Herfurth’s ISA provides for ISA expense of $13,500 per month through June 2014. The Company recognized interest expense of $3,155 due and owing on Mr. Herfurth’s $60,000 note payable at December 31, 2013. Mr. Herfurth has not been paid any amounts nor converted any of his principal or interest under his $60,000 note payable with the Company for the year ended December 31, 2013.

On June 11, 2013 the Company entered into an Interim Services Agreement (ISA) with Bruce Johnson. Mr. Johnson is a shareholder from the initial formation of RWI. Mr. Johnson’s stock ownership denotes Mr. Johnson a related party. Mr. Johnson received 1,000,000 shares of common stock as a founder in exchange for services valued at $5,000. Mr. Johnson’s ISA generally provides for services of 90 days in length. Under Mr. Johnson’s initial ISA the Company was to pay $30,000 in cash and/or S-8 stock for the term. For the period ended December 31, 2013 the Company issued 70,000 shares of S-8 stock as ISA incentive, recognized compensation expense for ISA services through December 31, 2013 of $51,000 and $70,700 in compensation for total ISA expense of $121,700. As of December 31, 2013 Mr. Johnson is owed $51,000 in accrued compensation. The Company amended its ISA with Mr. Johnson through June 30, 2014. Mr. Johnson’s ISA provides for ISA expense of $7,000 per month through June 2014.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On July 25, 2013 the Company entered into an agreement with Marcia Allen to provide executive services as the chief financial officer of the Company. This agreement was made between the Company and Ms. Allen’s business consulting practice for which they bill the Company each month. In addition to her role as CFO, Ms. Allen is a member of the Board of Directors and shareholder from the initial formation of RWI. Ms. Allen’s role as an officer and makes policy related decisions of the Company denotes Ms. Allen a related party. Ms. Allen’s consulting business received 400,000 shares of common stock as a founder in exchange for services valued at $2,000. For the period ended December 31, 2013 the Company recognized compensation expense of $48,100. As of December 31, 2013 Ms. Allen’s consulting practice is owed $40,000 in accrued compensation. The Company records compensation expense of $10,000 per month. Ms. Allen’s consulting practice provided interim office space for the Company during the period ended December 31, 2013 at no cost. The Company does not continue to use this space during 2014.  The Company has not determined or established a formal fee structure for outside members to the Board of Directors. Even though it has not been formerly established, Ms. Allen will participate in the Company’s equity compensation plan that the Company filed on Form S-8.

On June 6, 2013 the Company appointed Maureen Smith to the board of directors. Ms. Smith is a shareholder from the initial formation of RWI. Ms. Smith’s role as a member of the board of directors denotes Ms. Smith a related party. Ms. Smith received 250,000 shares of common stock as a founder in exchange for services valued at $1,250. The Company has not determined or established a formal fee structure for outside members to the Board of Directors. As a Director, Ms. Smith will participate in the Company’s equity compensation plan that the Company filed on Form S-8.

NOTE 9 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

Since inception (March 21, 2013) the Company entered into several financial instruments, which consist of notes payable, containing various conversion features. Generally the financial instruments are convertible into shares of the Company’s common stock; at prices that are either marked to the volume weighted average price of the Company’s publicly traded stock or a static price determinative from each financial instrument agreement. These prices may be at a significant discount to market as determined overall by the volume weighted average price of the Company’s publicly traded common stock. The Company for all intent and purposes considers these discounts to be fair market value as would be determined in an arm’s length transaction with a willing buyer and the restrictive nature of the common stock issued, unless issued pursuant to a registration or some other registered shares with the SEC.

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt and original issue discount notes payable. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component in its results of operations. The Company valued the embedded derivatives using the Black-Scholes pricing model. The fair value of the conversion features of the financial instruments as of December 31, 2013 is zero or near $0. The Company has not recorded any expense associated with the embedded derivatives at December 31, 2013.

NOTE 10 – SUBSEQUENT EVENTS

On January 2, 2014 as described in Note 5 – Original Issue Discount Notes, the Company entered into several Original Issue Discount (OID Notes) notes payable with seven investors for a total face value of $490,480.  In order to prevent default effective December 31, 2013, the Company executed a first extension agreement with each of the OID Note holders (which have been extended an additional three times).  The fourth extension agreement expires on June 25, 2014.  As incentive for these extensions, the OID Note holders received the following terms or provisions:

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

1)	An additional return of 10% of the initial face amount of the OID Notes increasing cash payment to $539,528.
2)
Shares of common stock equal to eight times (1 share for the first extension, and 7 shares for the fourth extension) the face amount of the original debentures for a total of 3,923,840 shares of common stock issued subsequent to year-end.

3)	Conversion price of the OID Notes (principal and interest) has been effectively reduced from $0.25 per share to $0.07 per share.

On January 3, 2014 the Company entered into a $50,000 convertible preferred stock agreement, as designated by the Board of Directors as Series C (Series C Preferred Stock) with a non-related party individual. This Series C Preferred Stock carries certain terms such as a 10% coupon/dividend payable in cash or kind each quarter in arrears on the original investment, and convertible into common stock of the Company. The Series C Preferred Stock calls for certain provisions as follows:

1)	The holder of the Series C Preferred Stock shall have piggyback registration rights for 3 years from the date of investment of its underlying common stock equivalents.
2)
The right to convert at the holder’s sole option is initially set at $0.20 per share in the form of the Company’s common stock. The Series C Preferred Stock is reset with regards to its conversion price into common stock based on any future changes in conversion price of any convertible instruments, or financings entered into subsequent to investment in the Series C Preferred Stock offering.

3)
The Series C Preferred Stock holder is granted warrant coverage in the amount of 1 warrant exercisable into common stock at $0.50 per share for each dollar invested in the Series C Preferred Stock. The warrants may be called by the Company if the average closing price of the Company’s stock is $1.25 per share for twenty consecutive trading days. Company’s common stock trades for twenty (20) days.

4)
The Series C Preferred Stock holder shall have the same voting rights as if the common stock equivalent was then converted. As for example the Series C Preferred Stock shall have 5 votes per each one-dollar of investment.

On January 15, 2014, the Company executed an addendum to the Stock Purchase and Reorganization Agreement dated May 7, 2013 between RegalWorks Media, Inc. and AmerElite Solutions, Inc.  The addendum provided an extension to the provisions of Section 1(d) (iii) of the agreement.  The rights of adjustment to the number of shares of stock to be issuable to the ARMX Shareholders was extended to June 16, 2014.  The Company under the extension may need to grant an additional 8,000,000 shares of common stock that shall be distributed to shareholders of record prior to the reorganization that occurred in July 2013 (see Note 7 – Reverse Merger Transaction and Reorganization).

On January 15, 2014 the Company entered into an original issue discount convertible promissory note in the amount of $50,000 (January 2014 OID Note), with a limited liability company funding source. The January 2014 Note carries an effective interest rate of 18% per annum. The Company prepaid interest of $5,000 from the net proceeds of the January 2014 Note. In addition to the $5,000 in prepaid interest the Company paid $2,000 to the January 2014 Note holders legal counsel and a finder’s fee of $4,300 to a non-related party. The January 2014 OID Note calls for repayment terms of the following:

1)	The Company may prepay the January 2014 OID Note at any time prior to April 14, 2014 or 90 days after the effective date in the amount of $60,000 in readily available cash funds.
2)	The Company may prepay the January 2014 OID Note at any time prior to July 14, 2014 the maturity date or 180 days after the effective date in the amount of $65,000 in readily available cash funds.
3)	The holder of the January 2014 OID Note has the right to refuse any further repayment after July 14, 2014 the 180th day whereby the holder has the right of conversion.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Conversion rights associated with the January 2014 OID Note provides for the note at the holders discretion to be convertible into shares of common stock of the Company at a 50% discount of the average of the lowest three (3) intra-day trading of the Company’s common stock twenty (20) days prior to notice of conversion at the option of the holder. This notice of conversion may be in whole or in part on after the 180-day maturity date and at the holder’s option.

In the case of default as outlined in the January 2014 OID Note agreement the holder has the right to demand repayment in full immediately. In case of certain other default provisions the Company may incur substantial fees that cannot be assessed at this point. At no time is the holder of the January 2014 OID Note to own more than 4.99% of the Company’s issued and outstanding equity. In addition the Company has provided an irrevocable letter to the Company’s transfer agent to allow the holder to receive the shares pursuant to Rule 144 of the Securities Act and rely upon the exemptions pursuant to Rule 144. The Company at the time of this Report believes that it may be in technical default with regards to the January 2014 OID Note agreement.

On March 31, 2014 the Company entered into a second amendment to a 10% convertible note agreement (Second Amended March 2013 Note) with a related party (see Note 4 – Notes Payable). This amendment modifies certain terms of the original 10% convertible note agreement particularly the maturity date which has been extended from April 1, 2014 to June 30, 2014. The Second Amended March 2013 Note calls for certain repayment terms as follows:

1)
The Company shall pay to holder of the Second Amended March 2013 Note a premium of 110% of the matured amount on or before June 30, 2014. The Company will recognize additional interest of $6,600 over the months of April, May and June 2014.

2)	The right to convert at the holder’s option has been reduced from $0.50 per share to $0.07 per share of the Company’s common stock.

On April 2, 2014 the Company entered into an original issue discount convertible promissory note in the amount of $50,000 (April 2014 OID Note), with a limited liability company funding source. The April 2014 OID Note calls for repayment terms of the following:

1)	The Company may prepay the April 2014 OID Note at any time prior to July 2, 2014 or 90 days after the effective date in the amount of $75,000 in readily available cash funds.
2)
The holder of the April 2014 OID Note has the right to refuse any further repayment after July 2, 2014 or 90 days after the effective date up and until the April 2014 OID Note matures on the 180th day or October 2, 2014 whereby the holder has the right of conversion.

Conversion rights associated with the April 2014 OID Note provides for the note at the holders discretion to be convertible into shares of common stock of the Company at the lower of $0.05 per share or at a 50% discount of the lowest intra-day trading of the Company’s common stock twenty (20) days prior to notice of conversion at the option of the holder. This notice of conversion may be in whole or in part on after the 180 day maturity date and at the holder’s option.

In the case of default as outlined in the April 2014 OID Note agreement the holder has the right to demand repayment in full immediately. In case of certain other default provisions the conversion price may be reset to par value of the Company’s common stock. At no time is the holder of the April 2014 OID Note to own more than 4.99% of the Company’s issued and outstanding equity. In addition the Company has provided an irrevocable letter to the Company’s transfer agent to allow the holder to receive the shares pursuant to Rule 144 of the Securities Act and rely upon the exemptions pursuant to Rule 144. The Company at the time of this Report believes that it may be in technical default with regards to the April 2014 OID Note agreement.

Approximately 86,000,000 shares of common stock may be exercisable under various convertible notes and other debentures, minimum pricing guarantees and preferred stock of the Company based on various volume weighted average prices, default provision pricing and cross-default conversion prices as of the date of this Report. While the Company does not have the necessary authorized capital to satisfy these conversion features, the holders of the convertible debentures and preferred stock have not indicated that they intend to declare default with the Company.

REGALWORKS MEDIA, INC. (F/K/A AMERELITE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

During the year ended December 31, 2013 the Company obtained certain commitments to financing of Jake’s Run, a feature length film to be released theatrically in the United States and overseas. Subsequent to year end one of the key funding partners failed to perform. The Company was noticed by the parties to the film funding that this occurred.  The Company, as production manager has not incurred any significant expenses due to this failure, nor any revenue recognized.  The Company is seeking qualified funding partners to raise the remaining production funds through another source.

On February 2, 2014 the Company signed a binding letter of intent (LOI) to purchase Working Element, LLC, an intellectual property and production company.  Working Element’s properties include Stargate and Star Trek games and various other film and gaming properties.

The LOI includes a breakup fee if the transaction is not completed by April 30, 2014.  The Company has not been successful in securing financing for the acquisition of Working Element and negotiated an extension to the LOI until June 16, 2014. No breakup fee was reserved for as of December 31, 2013.

On May 5, 2014, the Series C Convertible Preferred investor executed an addendum to the convertible preferred stock agreement executed on January 3, 2014.  Under the terms of this addendum, an additional $20,000 was invested into the Company.  As an incentive for this additional investment, the conversion price for the combined $70,000 investment was reduced to $0.07/share.  No other terms of the original convertible preferred stock agreement were modified.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Dane West, the Company's Principal Executive Officer and Marcia Allen, the Company’s Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the year ended December 31, 2013, the Company employed the services of an outside accountant proficient in financial reporting and technical accounting on an ad-hoc hourly basis. As this person is interim to the hiring of a full time accounting professional and familiarity with the Company's accounting and financial reporting processes, management does not believe that its material weaknesses have been fully remediated as of December 31, 2013. There were no changes in the Company's internal controls over financial reporting that occurred during the year ended December 31, 2013 that is believed to have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors of the Registrant

The Board of Directors appoints the executive officers of RegalWorks, and the Chief Executive Officer has authority to hire and terminate such officers. Each executive officer holds office until the earlier of his or her death, resignation, removal from office or the appointment of his or her successor. No family relationships exist among RegalWorks’ executive officers, directors or persons nominated to serve in those positions.

Respective name, age, position, term of office for each executive officer and director of the Company, for the period covered by this report, is as follows:

Name	Age	Position(s) Held	Appointment Date	Resignation Date
Dane West	59	Chairman of the Board,	March 21, 2013
		& Chief Executive Officer
Marcia Allen	64	Director, Chief Financial Officer	July 25, 2013
Maureen Smith	49	Director	June 6, 2013

Robert Knapp	45	Former President and Director	May 11, 2005	July 15, 2013
Courtney Knapp	41	Former Director	May 18, 2005	July 15, 2013

Dane West – President, Chief Executive Officer and Chairman of the Board. Mr. West is the founder of RegalWorks Media, Inc.  He has over 20 years of senior executive experience with a primary focus on early stage technology and media companies. Prior to founding RegalWorks, Mr. West served as President of The West Group, a merchant banking firm that supported entrepreneurs in all aspects of launching and building early stage companies, particularly new media ventures.  Clients included Independent Producers Alliance (“IPA”), an independent film studio focusing on inspirational and family entertainment, for which Mr. West served as a consultant and vice-chairman of the Board of Directors. Previously, Mr. West was a co-founder of Crosswalk.com, Inc., a publicly traded Internet company (NASDAQ:AMEN).  Mr. West served as president of the company from 1993 to 1998, including the period during which the company completed all its early stage funding and IPO.  He served as a director from its inception in May 1993 until May 2001 when Crosswalk was sold to Salem Communications. Mr. West is an ordained minister with more than 15 years of ministry experience specializing in education, administration, and family ministries.  In addition, he served as the administrative director to the chaplain on the ATP men’s professional tennis tour. Mr. West completed doctoral studies in educational administration at the University of Virginia.  This program included a minor from Darden School of Business.  He also holds a M.A. in Christian Education from Talbot Theological Seminary (1981) and a B.S. in Biblical Studies from Washington Bible College (1978).

Marcia Allen – Chief Financial Officer and Director.  Ms. Allen is Founder and Chief Executive Officer of Allen & Associates LLC, finance and strategic advisory firm focusing on media / entertainment and financial service and related companies. Ms. Allen has over twenty-five years of experience in entertainment, film finance, strategic planning, and investment banking. Ms. Allen was a founder and served as Chief Financial Officer and Director of The Movie Group, (American Stock Exchange (AMEX) traded company) the originating company, which is today Lionsgate Entertainment (New York Stock Exchange (NYSE) traded company). Ms. Allen has held positions as Chief Financial Officer for Taco Bell Corp. (a subsidiary of Yum! Brands, Inc., (NYSE)), Senior Vice President of Finance and Business Development at WR Grace & Co (NYSE), and a founder of Ruby Tuesday, Inc. (NYSE). Ms. Allen was educated in Finance and Accounting at the University of Tennessee.

Maureen Smith – Director. Ms. Smith brings passion, energy and enthusiasm to all she does, along with an ardent commitment to quality, innovative marketing, efficiency, generating revenue and a passion for the environment and its inhabitants. Her integrity, communications, marketing and management skills established Ms. Smith as a highly effective executive from her earliest days at FOX Broadcasting through her simultaneous presidencies at FOX Family Channel (now known as ABC Family) and FOX Kids Network (now known as Disney XD), to her most recent corporate media position as the head of Animal Planet and Animal Planet Media Enterprises.  Ms. Smith served as President of the Jane Goodall Institute, a global non-profit wildlife conservation and research organization, and most recently served as Chief Marketing and Operations Officer at Maroon Public Relations in Columbia, Maryland. Ms. Smith is currently Chief Marketing Officer at the National Wildlife Federation – America’s largest conservation and education organization.

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

Board Membership and Director Independence

Ms. Maureen Smith is the Company’s only “independent” director, using the definition of “independence” set forth in the NASDAQ Marketplace Rules, which are not currently applicable to the Company. Mr. Dane West and Ms. Marcia Allen are not “independent,” as defined in the FINRA Marketplace Rules.

The Company’s shares of common stock are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that directors be independent.  As a result, the Company’s Board of Directors has adopted, pursuant to Item 407(a)(1)(ii) of Regulation SK of the Securities Act, the independence standards of the NASDAQ, as set forth in Rule 4200(a)(15) of the FINRA Manual, to determine the independence of its directors and those directors serving on its committees, if any.  These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and, in the view of the Company’s Board of Directors, is free of any relationship that would interfere with the exercise of independent judgment.  In summary, an “independent director” means a person other than an officer or employee of the Company or its subsidiary or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the Company in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Ownership of the Company’s stock does not preclude a director from being independent.

The Company’s Board of Directors has determined that Ms. Smith would meet this standard, and therefore, would be considered to be independent.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and other information known to the Company, during and with respect to the fiscal year ended December 31, 2013 we do not believe that all directors, officers and beneficial owners of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act. This includes Ms. Smith and Mr. James Knapp, the father of our former CEO and President, Mr. Robert Knapp, and father of Ms. Courtney Knapp, former director of the Company. In addition, Mr. Knapp is the president and CEO of Ameritech International Corp. for which he controls its activities and would be a beneficial owner requiring disclosure.  Mr. Knapp is president, CEO, and majority shareholder of Ameritech International Corp. for which he controls its activities.  Therefore, we believe he is personally a beneficial owner requiring disclosure.

Code of Ethics

The Company has not yet adopted a code of ethics because its activities to date have been focused on capital raising, reverse merging and going public efforts, and the improvement of its business operations.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

In this section, we discuss the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. We provide qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our executive officers to give perspective to the data we present in the compensation tables, as well as the narratives that follow the tables. The following Compensation Discussion and Analysis describes the material elements of compensation for the named executive officers identified in the Summary Compensation Table below. Our chief executive officer, Mr. West, reviews base salaries, annual bonuses and long-term compensation levels for other named executive officers.

Compensation Philosophy

We reward our named executive officers (identified in our 2013 Summary Compensation Table below) for their efforts in helping us achieve improved results and for helping us to take important steps to meet our long-term strategic goals.

Our long-term goals for executive compensation mix includes a base salary, annual incentive bonus awards and long-term compensation in the form of stock options. To further this philosophy, we are designing our executive compensation program to achieve the following objectives:

•	Attract, motivate and retain key executive talent;
•	Provide appropriate incentives that motivate our named executive officers to help us achieve improved financial and operational performance; and
•	Continue to align our named executive officers' compensation interests with our goal of improving long-term shareholder value.

Because of our new business model, coupled with operational and management changes, as well as prospective limited use of a Compensation Committee, the Company does not currently have a uniform compensation plan in place for its executive officers.

Elements of the Company's Proposed Compensation Program

The compensation program for the Company’s executive officers will be composed of three principal components: base salary, annual incentive compensation and long-term incentive compensation in the form of equity-based awards. Currently Mr. West is the only member that falls underneath this proposed program.

Base Salary. Salaries are used to provide a fixed amount of compensation for the executive's regular work. Paid in cash, they provide a fixed element of pay for our executives and are established based on the scope of their responsibilities, taking into account compensation paid by peer companies in our industry for similar positions and taking into account individual job responsibility and contribution. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and other criteria.

Upon the completion of this report the board of directors (absent a formal Compensation Committee) will review the recommendations of the chief executive officer for base salaries for fiscal year 2014. The chief executive officer will propose base salary amounts for officers of the Company based on his evaluation of individual performance, expected future contributions and prevailing compensation in the spatial information management industry for individuals with comparable responsibilities and experience.

Annual Incentive Compensation. While we do not have a formal bonus plan per se, annual and incentive bonuses, if any, for our Named Executive Officers are granted at the discretion of the board of directors (absent a formal Compensation Committee) and may be delineated under the individual employment agreements. During fiscal year 2013 the Company had not authorized incentive compensation for the named executive officers.

Long-Term Incentive Compensation. Equity-based compensation and ownership ensures that the Company's executive officers have a continuing stake in the long-term success of the Company. We believe the use of equity-based awards creates an ownership culture that aligns the interests of our executives with those of our stockholders. Long-term incentives have been primarily in the form of stock option awards that only produce value for our executives if the price of our stock appreciates.

Because we have experienced volatility in our business, the Company believes that stock option grants provide a significant incentive to our employees and executive officers.

Perquisites. We provide, on a conservative basis, perquisites typically provided at companies against which we compete for executive talent, including reimbursement of automobile and other expenses, and such other perquisites as may be provided for in an executive's individual employment agreement.

Other Benefits. All employees may participate in a proposed 401(k) Plan, which is a defined contribution plan designed to encourage and assist employees to plan for retirement. Eligible employees, including our named executive officers, may make pre-tax deferral contributions to the 401(k) Plan of up to a specified percentage of their compensation, subject to certain limits under the Internal Revenue Service Code limits. We will provide this proposed 401(k) Plan to help our employees save a portion of their cash compensation for retirement in a tax efficient manner.

All fulltime employees, including our named executive officers, may participate in our health and welfare benefit programs; including medical, dental and vision care coverage, disability insurance and life insurance.

Severance Compensation and Change in Control Benefits. We have limited or no employment agreements with each of our named executive officers pursuant to which the officer will receive benefits and payments if his employment terminates under certain conditions. No agreements describe any condition for “Employment and Change in Control Agreements.”

Accounting and Tax Considerations

Because of the levels of compensation, we believe our compensation program complies with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive officer is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive officer is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit included in income. The Company has no individuals with non-performance based compensation who were paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

2013 EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table sets forth information for the fiscal year ended December 31, 2013, respectively, concerning the compensation of the Chief Executive Officer and Chief Financial Officer of the Company and any other most highly compensated executive officers as of December 31, 2013, whose total salary and bonus for the year ended December 31, 2013, exceeded $100,000 for services rendered in all capacities to the Company. The Company has excluded information for columns G and H as that information is not relative to the summary compensation disclosure requirements.

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dane West (1) Chairman, President and CEO	2013	56,088	-	-	-	-	56,088

Marcia Allen CFO (2)	2013	8,100	-	-	-	2,000	10,100

Robert Knapp Former CEO/CFO (3)	2013	-	-	-	-	-	-

(1)
Mr. West provides his services under a verbal employment agreement that provides for a base compensation of $180,000 per annum or $15,000 per month. Prior to July 15, 2013 Mr. West’s employment and services agreement were entered into by its predecessor RegalWorks, Inc. now a wholly-owned subsidiary. Mr. West’s verbal employment agreement does not provide for any other terms or conditions other than the $15,000 per month.

(2)
Ms. Allen provides her services under a consulting agreement through her business Allen & Associates, Inc. The consulting agreement provides for monthly billings of $10,000 with 2,500 per month accruing until July 2014. The consulting agreement is payable in cash. Ms. Allen’s business entity has deferred a portion of their compensation. Ms. Allen was issued 400,000 shares (adjusted for the reverse merger exchange) of common stock of the Company as payment for services in the initial organization of RegalWorks, Inc. now a wholly owned subsidiary. The value of the services was $2,000 at the time of performance. There are no vesting or performance restrictions with regards to the stock issuance.

(3)
Mr. Knapp provided his services at no cost to the Company up and until the reverse merger transaction that occurred on July 15, 2013. Mr. Knapp’s disclosure in prior years as to compensation may be subject to change in accordance with any adjustments that need to be made to prior period financial statements and tax recordation. Mr. Knapp and his two sister’s Ms. Courtney Knapp and Ms. Stephanie Knapp were the recipients of several issuances of common and preferred stock that may or may not have been recorded in accordance with ASC 718-10. Any adjustments to the contrary will have a limited effect and only to our consolidated net operating losses.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended December 31, 2013.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units held by our named executive officers vested, during the fiscal years ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our named executive officers as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Dane West
Chairman and CEO	-	-	-			-
	-	-	-			-
Marcia Allen
CFO	-	-	-			-
	-	-	-			-

(1)
No named executive officer had outstanding stock or option awards for the year ended December 31, 2013 that would be considered compensatory to the officer. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Employment and Change in Control Agreements

Employment and Independent Service Agreements

Mr. West has been performing his services under a verbal employment agreement whereby he is compensated at the rate of $15,000 per month. The Board of Directors formally approved this base compensation level on May 5, 2014.  Mr. West for the year ending December 31, 2013 received $56,088 in compensation under which no employment or withholding of state or federal income taxes was applied. Mr. West has indemnified the Company and its board of directors from any tax liability that may arise from this compensation agreement. Mr. West and the board of directors have intentions of entering into a formal written employment agreement but as of the date of this Report have not done so.

Ms. Allen performs her services under a written consulting agreement whereby her consulting firm Allen and Associates are compensated at the rate of $10,000 per month, of which $2,500 per month is being deferred. Ms. Allen through her business entity for the year ending December 31, 2013 received $8,100 in compensation under this consulting agreement. Ms. Allen and the board of directors do not intend to enter into a formal written employment agreement for Ms. Allen’s services as Chief Financial Officer at this time. Rather, she will continue to be compensated under the terms of her consulting agreement.

Change in Control

Change of control shall mean any change in the ownership or control of common stock of Company resulting in more than 50% of its issued and outstanding common stock being owned or controlled by a person or entity, or a group of persons or entities, who did not own or control more than 50% of the issued and outstanding common stock of the Company as of the date of the employment agreement; or a merger or consolidation of the Company with another entity after which the voting stock of the surviving entity has the same result. The Company currently does not have “change in control” clauses.

Director Compensation

The Company currently does not provide any cash compensation to its directors. The Company does, however, reimburse expenses incurred by our non-employee directors to attend Board and committee meetings or other activities on behalf of the Company. Directors who are also employees do not receive cash or equity compensation for services on our Board in addition to compensation payable for their services as employees. Independent directors are eligible to participate in the Company's 2013 Equity Compensation Plan under which non-qualified stock options may be granted.

The following table sets forth a summary of the compensation we paid to our non-employee directors in fiscal year 2013:

	Fees Earned		All Other
Name	or Paid in Cash	Option Awards	Compensation	Total .
	($)	($)	($)	($)

Maureen Smith (1)	-	-	1,250	-

(1)
Ms. Smith was issued 250,000 shares (adjusted for the reverse merger exchange) of common stock of the Company as payment for services in the initial organization of RegalWorks, Inc. now a wholly owned subsidiary. The value of the services was $1,250 at the time of performance. There are no vesting or performance restrictions with regards to the stock issuance.

The Company has not compensated its outside director for services as a member of the board of directors.

Indemnification of Directors

Pursuant to the Company's articles of incorporation, the Company provides indemnification of its directors and officers to the fullest extent permitted under the Nevada Revised Statutes and provides certain indemnification to its executive officers under their employment agreements. The Company believes that this indemnification is necessary in attracting and retaining qualified directors and officers.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table sets forth-certain information (as of May 15, 2014) with respect to ownership of the outstanding voting stock of the Company by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of the Voting Stock of the Company, (ii) each director of the Company who held office during the calendar year ending December 31, 2013 as well as each director who currently holds office, (iii) the Company's Chief Executive Officer and each of the Company's other executive officers who earned more than $100,000 during the calendar year ending December 31, 2013; and (iv) all executive officers and directors of the Company as a group.

NATURE OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP (1)	PERCENT OF OUTSTANDING SHARES

Dane West (2)	7,670,000	19.14%
Marcia Allen (3)	800,000	2.00%
Maureen Smith (4)	500,000	1.25%

All executive officers and directors as a group (3 persons)	8,970,000	22.38%
Kenneth Herfurth (5)	3,107,143	7.75%
Bruce Johnson (6)	2,070,000	5.17%
Kenneth Yonika (7)	2,840,714	7.09%
Marcos Rodrigues (8)	4,871,429	12.16%
James Knapp (9)	3,181,692	7.94%
Ameritech International, Inc. (10)	1,410,000	3.52%
Allen & Associates, LLC (11)	800,000	2.00%
Rodriguez Capital Holdings, LLC (12)	200,000	0.50%
Note: Former officers and directors (below)
Robert Knapp (13)	200,000	0.50%
Courtney Knapp (14)	524,401	1.31%

______________________________
(1)
Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. “Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options, which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 14d-3 of the Securities Exchange Act of 1934, as amended (the Act). The percentages are based upon 15,408,470 shares of voting stock outstanding, except for certain parties who hold exercisable options, warrants, convertible debentures and obligations under agreement to issue shares as compensation. The Company has approximately 24,667,640 common stock equivalents that are to be exercised,  issued or otherwise distributed within the next sixty days of the date hereof.

(2)
Dane West serves as our President, Chief Executive Officer and Chairman of the Board and owns 3,835,000 shares of common stock. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Pursuant to the terms of the Stock Purchase and Reorganization Agreement between the Company and Seller dated May 7, 2013, (the Stock Purchase Agreement) filed on Form 8-K, May 14, 2013, as part of the consideration paid by AmerElite to the shareholders of the Seller a Series B class of preferred stock was established and reserved (Series B Preferred Stock). 5,600,000 shares were authorized to be issued. Series B Preferred Stock is entitled to two votes per share (the “Escrowed Preferred Shares”) and convertible into two shares of common stock of the Company. The Escrowed Preferred Shares are held until certain conditions have been met for as full payment. Mr. West owns 1,917,500 shares of Series B preferred stock. As part of the Escrowed Preferred Shares and the completion of the two milestones Mr. West would receive 3,835,000 shares of common stock.

(3)
Marcia Allen serves as our Chief Financial Officer and owns through her limited liability company consulting firm Allen & Associates, LLC 400,000 shares of common stock. Ms. Allen is a control person of Allen & Associates, LLC. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Pursuant to the terms of the Stock Purchase and Reorganization Agreement between the Company and Seller dated May 7, 2013, (the Stock Purchase Agreement) filed on Form 8-K, May 14, 2013, as part of the consideration paid by AmerElite to the shareholders of the Seller a Series B class of preferred stock was established and reserved (Series B Preferred Stock). 5,600,000 shares were authorized to be issued. Series B Preferred Stock is entitled to two votes per share (the “Escrowed Preferred Shares”) and convertible into two shares of common stock of the Company. The Escrowed Preferred Shares are held until certain conditions have been met for as full payment. Ms. Allen owns 200,000 shares of Series B preferred stock. As part of the Escrowed Preferred Shares and the completion of the two milestones Ms. Allen would receive 400,000 shares of common stock. Ms. Allen and Allen & Associates, LLC has filed a Form 3 reporting her and their equity ownership.

(4)
Maureen Smith serves as a member of the board of directors and owns 250,000 shares of common stock. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Pursuant to the terms of the Stock Purchase and Reorganization Agreement between the Company and Seller dated May 7, 2013, (the Stock Purchase Agreement) filed on Form 8-K, May 14, 2013, as part of the consideration paid by AmerElite to the shareholders of the Seller a Series B class of preferred stock was established and reserved (Series B Preferred Stock). 5,600,000 shares were authorized to be issued. Series B Preferred Stock is entitled to two votes per share (the “Escrowed Preferred Shares”) and convertible into two shares of common stock of the Company. The Escrowed Preferred Shares are held until certain conditions have been met for as full payment. Ms. Smith owns 125,000 shares of Series B preferred stock. As part of the Escrowed Preferred Shares and the completion of the two milestones Ms. Smith would receive 250,000 shares of common stock. Ms. Smith has not filed a Form 4 or Form 3 reporting her equity ownership.

(5)
Kenneth Herfurth serves in a non-executive capacity and owns 1,070,000 shares of common stock. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Pursuant to the terms of the Stock Purchase and Reorganization Agreement between the Company and Seller dated May 7, 2013, (the Stock Purchase Agreement) filed on Form 8-K, May 14, 2013, as part of the consideration paid by AmerElite to the shareholders of the Seller a Series B class of preferred stock was established and reserved (Series B Preferred Stock). 5,600,000 shares were authorized to be issued. Series B Preferred Stock is entitled to two votes per share (the “Escrowed Preferred Shares”) and convertible into two shares of common stock of the Company. The Escrowed Preferred Shares are held until certain conditions have been met for as full payment. Mr. Herfurth owns 500,000 shares of Series B preferred stock. As part of the Escrowed Preferred Shares and the completion of the two milestones Mr. Herfurth would receive 1,000,000 shares of common stock. Mr. Herfurth received 70,000 shares of S-8 stock as incentive compensation to extend his ISA along with two other individuals. Mr. Herfurth has a $60,000 convertible note payable plus interest owing the Company. The convertible note plus interest, Mr. Herfurth would receive 1,037,143 shares of common stock By virtue of Mr. Herfurth’s note plus accrued interest and its conversion feature recently changed to $0.07 per share (see footnotes to the financial statements) he became a greater than 5% shareholder. Since these are S-8 shares are registered, the shares are freely tradable. Mr. Herfurth will need to report any sale on Form 4 within 3 business days. Mr. Herfurth has filed a Form 3 reporting his equity ownership.

(6)
Bruce Johnson serves in a non-executive capacity and owns 1,070,000 shares of common stock. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Pursuant to the terms of the Stock Purchase and Reorganization Agreement between the Company and Seller dated May 7, 2013, (the Stock Purchase Agreement) filed on Form 8-K, May 14, 2013, as part of the consideration paid by AmerElite to the shareholders of the Seller a Series B class of preferred stock was established and reserved (Series B Preferred Stock). 5,600,000 shares were authorized to be issued. Series B Preferred Stock is entitled to two votes per share (the “Escrowed Preferred Shares”) and convertible into two shares of common stock of the Company. The Escrowed Preferred Shares are held until certain conditions have been met for as full payment. Mr. Johnson owns 500,000 shares of Series B preferred stock. As part of the Escrowed Preferred Shares and the completion of the two milestones Mr. Johnson would receive 1,000,000 shares of common stock. Mr. Johnson received 70,000 shares of S-8 stock as incentive compensation to extend his ISA along with two other individuals. By virtue of Mr. Johnson’s Series B and S-8 share issuance he became a greater than 5% shareholder. Since S-8 shares are registered, the shares are freely tradable. Mr. Johnson will need to report any sale on Form 4 within 3 business days. Mr. Johnson has filed a Form 3 reporting his equity ownership.

(7)
Kenneth Yonika owns 404,392 shares of common stock. 105,000 shares of common stock are owned by Mr. Yonika’s corporation. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Pursuant to the terms of the Stock Purchase and Reorganization Agreement between the Company and Seller dated May 7, 2013, (the Stock Purchase Agreement) filed on Form 8-K, May 14, 2013, as part of the consideration paid by AmerElite to the shareholders of the Seller a Series B class of preferred stock was established and reserved (Series B Preferred Stock). 5,600,000 shares were authorized to be issued. Series B Preferred Stock is entitled to two votes per share (the “Escrowed Preferred Shares”) and convertible into two shares of common stock of the Company. The Escrowed Preferred Shares are held until certain conditions have been met for as full payment. Mr. Yonika owns 50,000 shares of Series B preferred stock. As part of the Escrowed Preferred Shares and the completion of the two milestones Mr. Yonika would receive 100,000 shares of common stock. Mr. Yonika has a $50,000 convertible original issue discount note payable plus interest owing the Company. The convertible original issue discount note plus interest and incentive shares to be issued pursuant to extension #4, Mr. Yonika would receive 2,335,714 shares of common stock. By virtue of Mr. Yonika’s note plus accrued interest and its conversion feature (see footnotes to the financial statements) he became a greater than 5% shareholder. Mr. Yonika has not filed a Form 4 or Form 3 reporting his equity ownership.

(8)
Marcos Rodrigues owns 200,000 shares of common stock. 200,000 shares of common stock are owned by Mr. Rodrigues’s limited liability company, Rodriguez Capital Holdings, LLC. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Mr. Rodrigues’s limited liability company Devoted Film Consultants, LLC has a $100,000 convertible original issue discount note payable plus interest owing the Company. The convertible original issue discount note plus interest and incentive shares to be issued pursuant to extension #4, Mr. Rodrigues would receive 4,671,429 shares of common stock. By virtue of Mr. Rodrigues’s note plus accrued interest and its conversion feature (see footnotes to the financial statements) he became a greater than 10% shareholder making him an affiliate under Rule 144. Mr. Rodrigues nor his limited liability companies have filed a Form 4 or Form 3 reporting his or their equity ownership.

(9)
James Knapp owns 1,537,816 shares of common stock. 1,410,000 shares of common stock are owned by Ameritech International, Inc. with which Mr. Knapp is an officer and director and control shareholder of Ameritech. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Mr. Knapp has a $35,190 convertible original issue discount note payable plus interest owing the Company. The convertible original issue discount note plus interest and incentive shares to be issued pursuant to extension #4, Mr. Knapp would receive 1,643,876 shares of common stock. By virtue of Mr. Knapp’s note plus accrued interest and its conversion feature (see footnotes to the financial statements) he became a greater than 5% shareholder, but actual ownership inclusive of Mr. Knapp’s company Ameritech International, Inc. Mr. Knapp owned greater than 10% of the issued and outstanding shares making him an affiliate under Rule 144. Mr. Knapp has not filed a Form 4 or Form 3 reporting his equity ownership.

(10)
Ameritech International, Inc. (Ameritech) owns 1,410,000 shares of common stock. Mr. Knapp (above) is considered an officer and director and control shareholder of Ameritech deeming it a part of an affiliate group. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Ameritech was party to a transaction whereby it received 1,887,332 shares of common stock of the Company in exchange for selling a note payable of the Company to four individuals. Ameritech then distributed those shares to certain people and other obligations that it had including Mr. Knapp’s two daughters and son. Ameritech is a party to a minimum pricing guarantee under the Stock Purchase and Reorganization Agreement between the Company and Seller dated May 7, 2013, (the Stock Purchase Agreement) filed on Form 8-K, May 14, 2013. As part of that agreement 8 million shares of common stock of the Company may need to be issued and the distributed to various shareholders. Of the potentially distributable shares of common stock, Ameritech would receive approximately 70% of those shares. Ameritech has filed a Form 5 and Form 3 reporting their equity ownership.

(11)
Allen & Associates, LLC (Allen) owns 400,000 shares of common stock. Ms. Allen (see above) is a control person of Allen & Associates, LLC. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Pursuant to the terms of the Stock Purchase and Reorganization Agreement between the Company and Seller dated May 7, 2013, (the Stock Purchase Agreement) filed on Form 8-K, May 14, 2013, as part of the consideration paid by AmerElite to the shareholders of the Seller a Series B class of preferred stock was established and reserved (Series B Preferred Stock). 5,600,000 shares were authorized to be issued. Series B Preferred Stock is entitled to two votes per share (the “Escrowed Preferred Shares”) and convertible into two shares of common stock of the Company. The Escrowed Preferred Shares are held until certain conditions have been met for as full payment. Allen owns 200,000 shares of Series B preferred stock. As part of the Escrowed Preferred Shares and the completion of the two milestones Allen would receive 400,000 shares of common stock. Allen & Associates, LLC nor Ms. Allen have filed a Form 4 or Form 3 reporting their or her equity ownership.

(12)
Rodriguez Capital Holdings, LLC (RCH) owns 200,000 shares of common stock. Mr. Rodrigues (see above) is believed to be the managing member of the LLC. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Mr. Rodrigues’s other limited liability company Devoted Film Consultants, LLC has a $100,000 convertible original issue discount note payable plus interest owing the Company. The convertible original issue discount note plus interest and incentive shares to be issued pursuant to extension #4, Mr. Rodrigues would receive 4,671,429 shares of common stock. By virtue of Mr. Rodrigues’s note plus accrued interest and its conversion feature (see footnotes to the financial statements) he became a greater than 10% shareholder making him an affiliate under Rule 144. Mr. Rodrigues nor his limited liability companies have filed a Form 4 or Form 3 reporting his or their equity ownership.

(13)
Robert Knapp a former officer and director of the Company (through July 15, 2013) owns 200,000 shares of common stock. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Robert Knapp is a party to a minimum pricing guarantee under the Stock Purchase and Reorganization Agreement between the Company and Seller dated May 7, 2013, (the Stock Purchase Agreement) filed on Form 8-K, May 14, 2013. As part of that agreement 8 million shares of common stock of the Company may need to be issued and the distributed to various shareholders. Of the potentially distributable shares of common stock, Robert Knapp would receive less than 1% of those shares. Robert Knapp is the son of Mr. James Knapp a control shareholder as that term is defined.

(14)
Courtney Knapp a former director of the Company (through July 15, 2013) owns 524,401 shares of common stock. 263,067 shares of common stock are owned by Cavalier Products, Inc. (Cavalier) a corporation owned by Ms. Knapp. 201,334 shares of common stock are owned by Cinnabar Group, Inc. (Cinnabar) a corporation owned by Ms. Knapp. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Ms. Knapp, Cavalier and Cinnabar are parties to a minimum pricing guarantee under the Stock Purchase and Reorganization Agreement between the Company and Seller dated May 7, 2013, (the Stock Purchase Agreement) filed on Form 8-K, May 14, 2013. As part of that agreement 8 million shares of common stock of the Company may need to be issued and the distributed to various shareholders. Of the potentially distributable shares of common stock, Ms. Knapp would receive approximately 17% of those shares. Courtney Knapp is the daughter of Mr. James Knapp a control shareholder as that term is defined.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

On March 21, 2013, the Company through its acquisition of RWI assumed various liabilities and contractual obligations. Obligations assumed by the Company, include services pursuant to a verbal employment agreement. As of December 31, 2013 the Company owed approximately $123,912 in accrued wages to Mr. West. The Company recognized $180,000 in compensation expense for the period March 21, 2013 (date of inception) through December 31, 2013. As part of the capital contribution, the Company assumed $40,500 in unpaid compensation due to Mr. West. Mr. West is the managing member of the LLC that continues to provide services to the media entertainment industry that may be in direct competition to the Company. Mr. West is the beneficial owner of 3,835,000 shares of common stock and acquired in the transaction (see Note 6 - Stockholder’s Equity). For the period ended December 31, 2013 the Company Mr. West received $56,088 in compensation for which Mr. West has indemnified the Company for any liability that may arise for the underpayment of taxes on that compensation or the lack of withholding. Through the date of this Report (April 17, 2014) Mr. West received approximately $87,000 in compensation for which no payroll taxes or backup withholding has been made. If payroll taxes and/or backup withholding requirements are assessed by both the federal government and the state taxing authorities the Company may be liable for tax withholding and penalties that may exceed an additional 33% of the amount paid to Mr. West. Though a comprehensive employment agreement has not been executed, on May 5, 2014, the Board of Directors formally approved the cash compensation of $15,000 per month for Mr. West for his executive officer services.

On June 11, 2013 the Company entered into an Interim Services Agreement (ISA) with Kenneth Herfurth. Mr. Herfurth is a shareholder from the initial formation of RWI as well as being a note holder in the amount of $60,000 (see Note 4 - Notes Payable). Mr. Herfurth’s stock ownership along with the beneficial ownership from his note payable denotes Mr. Herfurth a related party. Mr. Herfurth received 1,000,000 shares of common stock as a founder in exchange for services valued at $5,000. Mr. Herfurth’s ISA generally provides for services of 90 days in length. Under Mr. Herfurth’s initial ISA the Company was to pay $30,000 in cash and/or S-8 stock for the term. For the period ended December 31, 2013 the Company issued 70,000 shares of S-8 stock as ISA incentive, recognized compensation expense for ISA services through December 31, 2013 of $52,500 and $70,700 in compensation for total ISA expense of $123,200. As of December 31, 2013 Mr. Herfurth is owed $52,500 in accrued compensation. The Company amended its ISA with Mr. Herfurth through June 30, 2014. Mr. Herfurth’s ISA provides for ISA expense of $13,500 per month through June 2014. The Company recognized interest expense of $3,155 due and owing on Mr. Herfurth’s $60,000 note payable at December 31, 2013. Mr. Herfurth has not been paid any amounts nor converted any of his principal or interest under his $60,000 note payable with the Company for the year ended December 31, 2013.

On June 11, 2013 the Company entered into an Interim Services Agreement (ISA) with Bruce Johnson. Mr. Johnson is a shareholder from the initial formation of RWI. Mr. Johnson’s stock ownership denotes Mr. Johnson a related party. Mr. Johnson received 1,000,000 shares of common stock as a founder in exchange for services valued at $5,000. Mr. Johnson’s ISA generally provides for services of 90 days in length. Under Mr. Johnson’s initial ISA the Company was to pay $30,000 in cash and/or S-8 stock for the term. For the period ended December 31, 2013 the Company issued 70,000 shares of S-8 stock as ISA incentive, recognized compensation expense for ISA services through December 31, 2013 of $51,000 and $70,700 in compensation for total ISA expense of $121,700. As of December 31, 2013 Mr. Johnson is owed $51,000 in accrued compensation. The Company amended its ISA with Mr. Johnson through June 30, 2014. Mr. Johnson’s ISA provides for ISA expense of $7,000 per month through June 2014.

On July 25, 2013 the Company entered into an agreement with Marcia Allen to provide executive services as the chief financial officer of the Company. This agreement was made between the Company and Ms. Allen’s business consulting practice for which they bill the Company each month. In addition to her role as CFO, Ms. Allen is a member of the Board of Directors and shareholder from the initial formation of RWI. Ms. Allen’s role as an officer and makes policy related decisions of the Company denotes Ms. Allen a related party. Ms. Allen’s consulting business received 400,000 shares of common stock as a founder in exchange for services valued at $2,000. For the period ended December 31, 2013 the Company recognized compensation expense of $48,100. As of December 31, 2013 Ms. Allen’s consulting practice is owed $40,000 in accrued compensation. The Company records compensation expense of $10,000 per month. Ms. Allen’s consulting practice provided interim office space for the Company during the period ended December 31, 2013 at no cost. The Company does not continue to use this space during 2014.  The Company has not determined or established a formal fee structure for outside members to the Board of Directors. Even though it has not been formerly established, Ms. Allen will participate in the Company’s equity compensation plan that the Company filed on Form S-8.

On June 6, 2013 the Company appointed Maureen Smith to the board of directors. Ms. Smith is a shareholder from the initial formation of RWI. Ms. Smith’s role as a member of the board of directors denotes Ms. Smith a related party. Ms. Smith received 250,000 shares of common stock as a founder in exchange for services valued at $1,250. The Company has not determined or established a formal fee structure for outside members to the Board of Directors. As a Director, Ms. Smith will participate in the Company’s equity compensation plan that the Company filed on Form S-8.

On February 19, 2013, the Company’s parent corporation borrowed $7,000 through an interest free loan from Ms. Courtney Knapp, a former director of the Company. On February 25, 2013 the Company paid $2,000 to Cavalier Products, Inc. (Cavalier) a corporation owned and controlled by Ms. Knapp. On March 27, 2013 the Company’s parent borrowed $2,000 from Cavalier through an interest free loan. On April 29, 2013 the Company paid Cavalier $2,400 on trade - accounts payable. The Company was invoiced on April 29, 2013 for services from Cavalier in the amount of $2,400. On May 2, 2013 the Company paid Cinnabar Group, Inc. (Cinnabar) a corporation owned and controlled by Ms. Knapp, $3,000 on trade – accounts payable. The Company was invoiced on May 1, 2013 for services in the amounts of $1,000 and $3,000 from Cinnabar. On May 13, 2013 the Company paid Cinnabar $500, and another $500 on May 29, 2013. On June 26, 2013 the Company was invoiced $8,621 for services from Cavalier. On June 26, 2013 the Company was invoiced $8,964 for services from Cinnabar. On June 27, 2013 through the escrow associated with the Company’s reverse acquisition both Cinnabar and Cavalier were paid for their services $8,964 and $8,621, respectively. In total Ms. Knapp and her controlled companies lent the Company $9,000 and was repaid $2,000 from the Company. The $7,000 amount due and owing to Ms. Knapp or her controlled companies was assumed by Mr. James Knapp, Ms. Knapp’s father. In addition Ms. Knapp and her controlled companies invoiced the Company for $23,985 in consulting services, for which they were paid by the Company or through escrow associated with the Company’s reverse acquisition.

On February 29, 2013 the Company was invoiced by Mr. James Knapp for expenses paid on behalf of the Company in the amount of $1,227. On April 4, 2013 the Company paid Ameritech International, Inc. (Ameritech) a corporation owned and controlled by Mr. James Knapp the father of both Ms. Courtney Knapp, former director of the Company and Mr. Robert Knapp, former officer and director of the Company $250 on trade – accounts payable. On April 4, 2013 the Company paid Mr. James Knapp $2,000 on trade – accounts payable.  On April 15, 2013 the Company paid Mr. James Knapp $1,400 on trade – accounts payable. On April 19, 2013 the Company paid Mr. James Knapp $500 for services in the amount of $500 that were invoiced on April 19, 2013. On April 30, 2013 the Company was invoiced by Mr. James Knapp for expenses paid on behalf of the Company in the amount of $1,227. On April 30, 2013 the Company paid Mr. James Knapp $900 on trade – accounts payable. On June 26, 2013 the Company was invoiced by Ameritech in the amount of $33,000 pursuant to a services agreement by and between the Company and Ameritech. This agreement was entered into in September 2012 and provided for Ameritech to pay a cash fee of 20% for any business combination that Ameritech may introduce to the Company. This agreement called for payment only upon successful completion of a transaction entered into by the Company and that introduction. Based on this agreement Ameritech was owed $33,000. On June 26, 2013 Ameritech agreed to write down the amount due by $6,796, leaving a total amount due of $26,204. On June 26, 2013 the Company was invoiced by Mr. James Knapp for services in the amount of $3,402. On June 26, 2013 the Company was noticed by Mr. James Knapp and a trade – accounts payable vendor that Mr. James Knapp had assumed $15,450 in an accounts payable balance owed to that vendor. On June 26, 2013 the Company was invoiced by Mr. James Knapp for services in the amount of $20,000. The services agreement with Mr. Knapp was entered into in September 2012 and provided for Mr. Knapp to be paid a $20,000 fee for any business combination that Mr. James Knapp may introduce to the Company. This agreement called for payment only upon successful completion of a transaction entered into by the Company and that introduction. Mr. James Knapp was assigned the trade – accounts payable of $26,204 by Ameritech through a legally valid transfer and assignment. Mr. James Knapp on or about July 12, 2013 converted accounts payable and notes payable amounts of $35,190 into an original issue discount note with the Company. That original issue discount note had a face value of $35,190 with $35,190 in interest due and payable on or before December 31, 2013. The Company extended the original issue discount notes which Mr. James Knapp is a holder of one of those original issue discount notes for a payment of 1 share of common stock of the Company for each face $ of the original issue discount note. Mr. James Knapp was issued 70,380 shares of common stock of the Company to extend that original issue discount note along with the other original issue discount notes. In total Mr. James Knapp and Ameritech were paid approximately $5,050 in cash by the Company during the year ended December 31, 2013, invoiced the Company for $56,402 in services, wrote off approximately $6,800 of those services, and currently holds an original issue discount note with the Company in the amount of $70,380. Ameritech by virtue of conducting a private party transaction with four individual investors to sell a convertible note payable of the Company for shares in exchange became a related party with the delivery of those shares. Ameritech and Mr. James Knapp (through his beneficial ownership of Ameritech) at one point owned 1,787,742 shares of common stock. That ownership in September 2013 accounted for more than 10% ownership of the issued and outstanding common equity of the Company. Ameritech or Mr. James Knapp transferred in several private transactions 100’s of thousands of those shares to private recipients. Mr. James Knapp and/or Ameritech are still considered a related party and control shareholder by virtue of their direct ownership in certain shares as well as the common stock equivalents that may be due and payable under the original issue discount note with the Company. Mr. James Knapp and Ameritech are parties to a certain minimum pricing that must be achieved by the Company in order to satisfy such conditions. The Company and Mr. James Knapp and/or Ameritech have extended the deadline or termination of that minimum pricing and at the date of this Report we cannot determine how many shares of common stock of the Company should or would be issued.

ITEM 14. Principal Accounting Fees and Services

In connection with the audit of the 2013 financial statements, the Company entered into an engagement agreement with PLS CPA’s, A Professional Corporation (PLS) which set forth the terms by which PLS will have performed its audit services for the Company. The agreement outlines the current Independent Registered Public Accounting Firm’s fee and services which began after year-end for the parent company.

The following table sets forth the aggregate fees agreed to by the Company for the annual and statutory audits for the fiscal years ended December 31, 2013 and 2012, and all other fees paid by the Company during 2013 and 2012 to its former Independent Registered Public Accounting Firm, Ronald R. Chadwick, P.C.:

	For the years ending December 31,

	2013	2012
Audit fees (1)	$9,670	$10,000
Audit-related fees (2)	3,000	-
All other fees	-	-
Total	$11,170	$10,000

(1) The Company re-established its audit services for parent company AmerElite Solutions, Inc. in early 2012, completing two years of audits that the Company was non-compliant with the SEC.
(2) Audit-related fees for the year ended December 31, 2013 were incurred in bringing the Company’s wholly-owned subsidiary financial statements to audit standards and compliance with PCAOB. The Company engaged the services of PLS CPA’s to perform the audit for the period ended June 30, 2013. The Company as of December 31, 2013 owed PLS CPA’s $13,000 for unpaid subsidiary audit and review services.

In its capacity the Board of Directors pre-approve all audit (including audit-related) and permitted non-audit services to be performed by its Independent Registered Public Accounting Firm. The Board of Directors annually approve the scope and fee estimates for year-end audit to be performed. With respect to other permitted services, the Board of Directors pre-approve specific engagements, projects and categories of services on a year by year basis, subject to individual project and annual maximums. To date, the Company has not engaged its Independent Registered Public Accounting Firm to perform any non-audit related services.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of RegalWorks Media, Inc. are included in Item 8.

2.
Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts Financial statements and schedules are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 49.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegalWorks Media, Inc.

Date: May 19, 2014	By:	/s/ Marcia Allen
Marcia Allen Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ MARCIA ALLEN	Chief Financial Officer (Principal Financial Officer)	May 19, 2014
Marcia J. Allen

/s/ DANE B. WEST	Chief Executive Officer (Principal Executive Officer)	May 19, 2014
Dane B. West

/s/ MAUREEN SMITH	Director	May 19, 2014
Maureen Smith

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Articles of Incorporation filed on July 26, 19941

3.2	Amendment to Certificate of Incorporation filed on April 22, 19971

3.3	Amendment to Certificate of Incorporation filed on May 18, 20051

3.4	Amendment to Certificate of Incorporation filed on November 15, 20061

3.5	Certificate of Designation1

3.6	Bylaws1

4.1	Office Lease1

4.2	Admark Communications, Inc. Contract1

4.3	Marcum Media, LLC Contract1

4.4	Creative Intuitions Contract1

4.4-a	2013 Equity Incentive Plan3

4.5	InPulse Response Group Agreement1

4.6	Professional Marketing Associates Agreement1

4.7	Asset Purchase Agreement1

10.1	SA Laboratories Policy Requirements and Proposals2

23.1	Certificate of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

99.1	Temporary Hardship Exemption

99.1-a	Statements of Operations for the Three Months Ended June 30, 2013 and for the Period March 21, 2013 (Date of Inception) Through June 30, 20134

99.1-b	Statements of Operations for the ThreeMonths Ended June 30, 2013 and for the Period March 21, 2013 (Date of Inception) Through June 30, 2013 (Audited)4

99.2	Pro Forma Combined Consolidated Balance Sheet as of June 30, 2013 (Unaudited)4

99.2-b	Pro Forma Combined Consolidated Balance Sheet as of June 30, 2013 (Unaudited)4

Exhibit Footnotes
1. Incorporated by reference from the Company's Registration Statement on Form 10 filed April 22, 2008.
2. Incorporated by reference from the Company's Registration Statement on Form 10/A filed June 6, 2008.
3. Incorporated by reference from the Company’s Registration Statement on Form S-8 filed September 23, 2013
4. Incorporated by reference from the Company’s Registration Statement on Form 8-K/A filed September 30, 2013