Form 10-K/A
period 2013-12-31
RegalWorks Media, Inc.
filed 2014-05-22
CIK 1413862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A
Amendment No. 1
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

INCORPORATION BY REFERENCE
 None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on May 19, 2014, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) the audited Consolidated Balance Sheet as of December 31, 2013, (ii) the audited Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, (iii) the audited Consolidated Statement of Stockholders' Equity (Deficit) for the period from March 21, 2013 (inception) to December 31, 2013, (iv) the audited Consolidated Statement of Cash Flows for the period from March 21, 2013 (inception) to December 31, 2013, and (v) the audited Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the May 19, 2014 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegalWorks Media, Inc.

Date: May 22 , 2014	By:	/s/ Marcia Allen
Marcia Allen Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ MARCIA ALLEN	Chief Financial Officer (Principal Financial Officer)	May 22 , 2014
Marcia J. Allen

/s/ DANE B. WEST	Chief Executive Officer (Principal Executive Officer)	May 22 , 2014
Dane B. West

/s/ MAUREEN SMITH	Director	May 22 , 2014
Maureen Smith

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Articles of Incorporation filed on July 26, 19941

3.2	Amendment to Certificate of Incorporation filed on April 22, 19971

3.3	Amendment to Certificate of Incorporation filed on May 18, 20051

3.4	Amendment to Certificate of Incorporation filed on November 15, 20061

3.5	Certificate of Designation1

3.6	Bylaws1

4.1	Office Lease1

4.2	Admark Communications, Inc. Contract1

4.3	Marcum Media, LLC Contract1

4.4	Creative Intuitions Contract1

4.4-a	2013 Equity Incentive Plan3

4.5	InPulse Response Group Agreement1

4.6	Professional Marketing Associates Agreement1

4.7	Asset Purchase Agreement1

10.1	SA Laboratories Policy Requirements and Proposals2

23.1	Certificate of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer 5

31.2	Certification of Chief Financial Officer 5

32.1	Certification of Chief Executive Officer 5

32.2	Certification of Chief Financial Officer 5

99.1-a	Statements of Operations for the Three Months Ended June 30, 2013 and for the Period March 21, 2013 (Date of Inception) Through June 30, 20134

99.1-b	Statements of Operations for the ThreeMonths Ended June 30, 2013 and for the Period March 21, 2013 (Date of Inception) Through June 30, 2013 (Audited)4

99.2	Pro Forma Combined Consolidated Balance Sheet as of June 30, 2013 (Unaudited)4

99.2-b	Pro Forma Combined Consolidated Balance Sheet as of June 30, 2013 (Unaudited)4

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit Footnotes
1. Incorporated by reference from the Company's Registration Statement on Form 10 filed April 22, 2008.
2. Incorporated by reference from the Company's Registration Statement on Form 10/A filed June 6, 2008.
3. Incorporated by reference from the Company’s Registration Statement on Form S-8 filed September 23, 2013.
4. Incorporated by reference from the Company’s Registration Statement on Form 8-K/A filed September 30, 2013.
5. Incorporated by reference from the Company’s Annual Report on Form 10-K filed May 19, 2014.